Form 10-Q
period 2001-06-30
EVERGREENBANCORP INC
filed 2001-08-14
CIK 1143566

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2001

[ ]   Transition Report Under Section 13 or 15(d) of the Exchange Act

     For the transition period from ________________ to ____________________

                          Commission File No. 000-32915

                             EVERGREENBANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)


         WASHINGTON                                     91-2097262
 -------------------------------                  ----------------------
 (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization                    Identification Number

                            301 EASTLAKE AVENUE EAST
                         SEATTLE, WASHINGTON 98109-5407
               (Address of Principal Executive Offices) (Zip Code)

                                 (206) 628-4250
              (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, $1.00 par value, outstanding as of June 30, 2001: 622,762 shares
            No shares of Preferred stock were issued or outstanding.

                             EVERGREENBANCORP, INC.


INDEX

                                                                                                 PAGE
PART I
CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Condition - June 30, 2001 and December 31, 2000              2

          Consolidated Statements of Income - For the three-month and six month periods           3
          ended June 30, 2001 and 2000

          Consolidated Statements of Shareholders' Equity - For the six-month                     4
          periods ended June 30, 2001 and 2000

          Consolidated Statements of Cash Flows - For the six-month periods ended                 5
          June 30, 2001 and 2000

Item 2.   Management's Discussion and Analysis of Results of Operations                           6
          and Financial Condition

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                             15

PART II
OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                    15

Item 6.   Exhibits and Reports on Form 8-K                                                       16

                      EVERGREENBANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         JUNE 30,        DECEMBER 31,
                                                                           2001             2000
                                                                         ---------       ------------
ASSETS

Cash and cash equivalents:
    Cash and due from banks                                              $   6,471       $  11,597
    Interest-bearing deposits in financial institutions                      1,160           1,118
    Federal funds sold                                                      16,600           9,700
                                                                         ---------       ---------
           TOTAL CASH AND CASH EQUIVALENTS                                  24,231          22,415
                                                                         ---------       ---------
Investment securities:
    Held to maturity                                                            --           3,305
    Available for sale                                                       8,374          11,743
                                                                         ---------       ---------
           TOTAL INVESTMENT SECURITIES                                       8,374          15,048
                                                                         ---------       ---------
Loans                                                                      117,887         113,058
Allowance for loan losses                                                   (1,486)         (1,323)
                                                                         ---------       ---------
    Net loans                                                              116,401         111,735
                                                                         ---------       ---------
Premises and equipment                                                       1,174           1,051
Other real estate owned                                                          0               5
Accrued income and other assets                                              1,808           1,498
                                                                         ---------       ---------
TOTAL ASSETS                                                             $ 151,988       $ 151,752
                                                                         =========       =========
LIABILITIES
Deposits:
    Noninterest bearing                                                  $  31,384       $  37,925
    Interest bearing                                                        93,424          87,500
                                                                         ---------       ---------
           TOTAL DEPOSITS                                                  124,808         125,425
Federal funds purchased and securities sold under
    agreements to repurchase                                                 6,365           7,986
Federal Home Loan Bank advances                                              4,005           2,000
Accrued expenses and other liabilities                                       2,654           1,764
                                                                         ---------       ---------
TOTAL LIABILITIES                                                        $ 137,832       $ 137,175
                                                                         ---------       ---------
STOCKHOLDERS' EQUITY
Preferred stock:2001 - $1 par value; 2000-$10 par value;
           100,000 shares authorized; issued and outstanding - none              0               0
Common stock:2001 - $1.00 par value; 2000-$10 par value
           15,000,000 shares authorized; issued and outstanding -
           2001 - 622,762; 2000 - 663,462                                      623           6,634
Surplus                                                                     10,852           5,838
Undivided profits                                                            2,618           2,124
Accumulated other comprehensive income (loss)                                   63             (19)
                                                                         ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                  14,156          14,577
                                                                         ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 151,988       $ 151,752
                                                                         =========       =========

          See accompanying notes to consolidated financial statements.

                      EVERGREENBANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

         THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------    -------------------------
                                                                 2001          2000            2001          2000
                                                             ----------      -----------    ---------      ----------
INTEREST INCOME:
Loans, including fees                                          $  2,756      $  2,426        $  5,472      $  4,585
Federal funds sold                                                  157           164             266           358
Investment securities:
  Held to maturity                                                   26            42              66            84
  Available for sale                                                 96           307             218           642
                                                               --------      --------        --------      --------
        TOTAL INTEREST INCOME                                     3,035         2,939           6,022         5,669
                                                               --------      --------        --------      --------
INTEREST EXPENSE:
Deposits                                                          1,004           777           2,005         1,426
Federal funds purchased and securities
    sold under agreements to repurchase                              74           282             168           607
Federal Home Loan Bank advances                                      56           102              87           150
                                                               --------      --------        --------      --------
        TOTAL INTEREST EXPENSE                                    1,134         1,161           2,260         2,183
                                                               --------      --------        --------      --------
        NET INTEREST INCOME                                       1,901         1,778           3,762         3,486

Provision for loan losses                                           158            99             308           183
        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                                 1,743         1,679           3,454         3,303
                                                               --------      --------        --------      --------
NONINTEREST INCOME:
Service charges on deposit accounts                                 177           152             377           293
Merchant processing                                                 335           166             611           297
Gain on sales of available-for-sale securities                       23            42
Other noninterest income                                            164           184             462           393
                                                               --------      --------        --------      --------
        TOTAL NONINTEREST INCOME                                    699           502           1,492           983
                                                               --------      --------        --------      --------
NONINTEREST EXPENSE
Salaries and employee benefits                                      948           962           1,894         1,935
Expenses of premises and equipment                                  290           204             485           399
Other noninterest expense                                           750           661           1,606         1,182
                                                               --------      --------        --------      --------
        TOTAL NONINTEREST EXPENSE                                 1,988         1,827           3,985         3,516
                                                               --------      --------        --------      --------
INCOME BEFORE INCOME TAX EXPENSE                                    454           354             961           770

INCOME TAX EXPENSE                                                  132            92             301           229
                                                               --------      --------        --------      --------
NET INCOME                                                     $    322      $    262        $    660      $    541
                                                               ========      ========        ========      ========

Basic earnings per share of common stock                       $   0.49      $   0.39        $   1.00      $   0.81
Weighted average number of common stock outstanding-basic       658,542       663,462         660,989       670,520
Diluted earnings per share of common stock                     $   0.47                      $   0.96
Shares outstanding and assumed conversions-diluted              690,969                       690,344

          See accompanying notes to consolidated financial statements.

                      EVERGREENBANCORP, INC AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                          (IN THOUSANDS, EXCEPT SHARES)
                                   (UNAUDITED)


                                                                     COMMON STOCK                         ACCUMULATED
                                                                  ------------------                         OTHER        TOTAL
                                                                              PAR              UNDIVIDED COMPREHENSIVE STOCKHOLDERS'
                                                                  SHARES     VALUE    SURPLUS   PROFITS     INCOME       EQUITY
                                                                  ------    --------  -------- --------- ------------- -------------
BALANCE AT JANUARY 01, 2000                                       697,264   $  6,972  $  6,278  $  1,075  $   (173)    $ 14,152
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income
    Net income                                                                                       541               $    541
    Other comprehensive income,
    net of tax:
       Change in unrealized gain (loss) on
          securities available for sale, net of
          deferred income tax benefit of $(5)                                                                  (10)         (10)
                                                                                                                       --------
    Total comprehensive income                                                                                         $    531
Cash dividends paid                                                                                 (161)              $   (161)
Repurchase of common stock                                        (33,802)      (337)     (440)                            (777)
                                                                 --------   --------  --------  --------  --------     --------
BALANCE AT JUNE 30, 2000                                          663,462   $  6,635  $  5,838  $  1,455  $   (183)    $ 13,745
                                                                 ========   ========  ========  ========  ========     ========

BALANCE AT JANUARY 1, 2001                                        663,462   $  6,634  $  5,838  $  2,124  $    (19)    $ 14,577
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income
    Net income                                                                                       660                    660
    Other comprehensive income,
    net tax:
         Change in unrealized gain (loss) on
           securities available for sale, net of
           deferred income tax of $40                                                                           79
         Reclassification adjustments included
           in net income, net of deferred income tax benefit
           of $(14)                                                                                            (28)          51
                                                                                                                       --------
    Total comprehensive income                                                                                              711
Cumulative effect of reclassifying certain securities from
    held to maturity to available for sale as of June 1,
    2001, net of deferred income tax of $16                                                                     31           31
    Change in par value of common stock from $10 to $1                        (5,971)    5,971
    Repurchase of common stock held by
       dissenting shareholders                                    (40,700)       (40)     (957)                            (997)
    Cash dividends paid                                                                             (166)                  (166)
                                                                 --------   --------  --------  --------  --------     --------

BALANCE AT JUNE 30, 2001                                          622,762        623  $ 10,852  $  2,618  $     63     $ 14,156
                                                                 ========   ========  ========  ========  ========     ========


          See accompanying notes to consolidated financial statements.

                      EVERGREENBANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         2001           2000
                                                                       --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                             $    660       $    541
Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
          Depreciation and amortization                                     156            153
          Provision for possible loan losses                                307            183
          Net amortization of premium (accretion of discount)
              on investment securities                                       10             21
          (Gain) loss from sale of available-for-sale securities            (42)
          Federal Home Loan Bank  stock dividends                           (39)           (35)
          Other changes, net                                                538             25
                                                                       --------       --------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                1,590            888
                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of held-to-maturity securities                      30            105
Proceeds from sales/maturities of available-for-sale securities           7,855          4,200
Purchases of available-for-sale securities                               (1,016)             0
Net increase in loans                                                    (4,968)       (13,944)
Purchases of premises and equipment                                        (279)          (203)
                                                                       --------       --------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                1,622         (9,842)
                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in noninterest bearing deposits                  (6,542)        (4,929)
Net increase (decrease) in interest bearing deposits                      5,925         10,656
Net increase (decrease) in federal funds purchased and securities
    sold under agreements to repurchase                                  (1,621)       (20,705)
Advances from Federal Home Loan Bank                                      2,005         10,000
Repurchase of common stock from dissenting shareholders                    (997)             0
Repurchase of common stock                                                                (777)
Dividends paid                                                             (166)          (161)
                                                                       --------       --------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               (1,396)        (5,916)
                                                                       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,816        (14,870)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         22,415         40,559
                                                                       --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 24,231       $ 25,689
                                                                       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid                                                          $  2,155       $  2,128
Income Taxes Paid                                                           427       $    393
Total change in unrealized gains (losses)
   on available-for-sale securities                                         124            (14)

          See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results for the year ending December 31, 2001. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2000, that was filed by EvergreenBank with the Federal Deposit Insurance Corporation prior to the holding company reorganization described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements of condition and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


ORGANIZATION


Pursuant to a holding company reorganization, EvergreenBank (the "Bank") became a wholly owned subsidiary of the newly-formed EvergreenBancorp, Inc. ("Bancorp"), a Washington corporation, that was effective June 20, 2001. The reorganization was effected pursuant to the terms of a Plan and Agreement of Reorganization and Merger between the Bank and Bancorp dated February 14, 2001 ("Plan"), and provided that each share of Bank common stock be exchanged for an equal number of shares of Bancorp common stock.

Certain shareholders, owning 40,700 shares of EvergreenBank common stock, exercised their right to dissent to the reorganization. These dissenting shareholders received $24.50 per each share of Bank stock held. The Bank recognized the settlement prior to June 20, 2001 by recording a liability to the dissenting shareholders and payment was made following completion of the reorganization.

In connection with the reorganization, the par value of the common stock of EvergreenBank, which had been $10.00 as of December 31, 2001, was changed to $1.00 during the first quarter of 2001, consistent with the $1.00 par value of Bancorp's common stock.

RECLASSIFICATION OF  HELD-TO-MATURITY SECURITIES

On June 1, 2001, securities previously classified as "held to maturity" were reclassified to the "available for sale" category. The reclassification increased the carrying amount of investment securities by $46,362. Accumulated other comprehensive income also was increased by $30,599, and the deferred income tax liability was increased by $15,763.

Subsequent to the reclassification and after June 20, 2001, certain of the securities which had been reclassified were sold. A gain of $22,966 was realized on the sale.

STOCK OPTIONS

On June 20, 2001, in connection with the reorganization, Bancorp adopted the EvergreenBank 2000 Stock Option Plan and assumed options previously issued by the Bank. Accordingly, the stock options were converted into and became options to purchase the like amount of Bancorp, common stock.

LOAN IMPAIRMENT

The recorded investment in impaired loans at June 30, 2001, December 31, 2000 and June 30, 2000 was $314,000, $277,000 and $657,000 respectively. The average recorded investment in impaired loans for the second quarter of 2001 was $384,000 and for the second quarter of 2000 was $834,000. The average recorded investment in impaired loans for the six months ended June 30, 2001 was $404,000 compared to $761,000 for the six months ended June 30, 2000. Interest income recognized on impaired loans for the three months ended June 30, 2001 and six months ended June 30, 2001 was $0 compared to $25,000 for three months and six months ended June 30, 2000. A specific allocation of $95,660 was made for $314,000 of these impaired loans.

ALLOWANCE FOR LOAN LOSSES

                                       Three months ended June 30
                                         2001             2000
-----------------------------------------------------------------
Balance at beginning of period      $ 1,464,000       $ 1,160,000
Provision for possible credit           158,000            99,000
losses
Charge-offs                            (136,000)         (131,000)
Recoveries                                1,000            48,000

Net Recoveries (Charge-offs)           (135,000)          (83,000)
-----------------------------------------------------------------
Balance at end of period            $ 1,487,000       $ 1,176,000
-----------------------------------------------------------------


ALLOWANCE FOR LOAN LOSSES

                                        Six months ended June 30
                                          2001            2000
-----------------------------------------------------------------
Balance at beginning of period      $ 1,323,000       $ 1,055,000
Provision for possible credit           308,000           183,000
losses
Charge-offs                            (146,000)         (133,000)
Recoveries                                2,000            71,000

Net Recoveries (Charge-offs)           (144,000)          (62,000)
-----------------------------------------------------------------
Balance at end of period            $ 1,487,000       $ 1,176,000
-----------------------------------------------------------------


SUBSEQUENT EVENT

On May 17, 2001, the Board of Directors approved a three-for-two stock split payable July 31, 2001 to shareholders of record as of July 1, 2001. Stock options previously granted and shares available for grant under the EvergreenBank 2000 Stock Option Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains a review of EvergreenBancorp, Inc. ("Bancorp") and its wholly-owned subsidiary EvergreenBank (the "Bank") operating results and financial condition for the second quarter of 2001. This discussion should be read in conjunction with the unaudited financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same period in 2000 and to the previous year ended December 31, 2000. For additional information, refer to the financial statements and footnotes of EvergreenBank for the year ended December 31, 2000.

This discussion may contain certain forward-looking statements, which are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements including but not limited to the effects of interest rate changes, competition in the financial services market for both deposits and loans as well as regional and general economic conditions.


HIGHLIGHTS

The annual meeting of the Bank was held on April 30, 2001. At that meeting, the shareholders elected Marceline Duncan, Carole J. Grisham, and J. Thomas Handy to the Board of Directors for three-year terms and R. William Baldwin to the Board of Directors for a one-year term.

Holding Company Reorganization. Applicable state and federal bank regulatory authorities approved the reorganization of the Bank and formation of Bancorp, a bank holding company. The Plan whereby the Bank became a wholly owned subsidiary of Bancorp effective June 20, 2001, was approved at the Bank's annual meeting of shareholders held on April 30, 2001. The Bank's assets, liabilities and stockholders' equity were carried forward at their previously recorded amounts, without change, as the consolidated assets, liabilities and equity of Bancorp. The Bank ceased reporting under the Securities Exchange Act of 1934 ("Exchange Act") with the FDIC, and Bancorp became the successor registrant under the Exchange Act, reporting with the SEC.

RESULTS OF OPERATIONS

NET INCOME

The Bank reported net income of $322,000 for the second quarter of 2001, compared with $262,000 for the second quarter of 2000, an increase of 23 percent. Earnings per common share were $0.49 for the second quarter of 2001 and $0.39 for the second quarter of 2000. Return on average assets was 0.85 percent for the second quarter of 2001 and 0.70 percent for the same period a year ago. Return on average common equity was 8.66 percent for the second quarter of 2001 and 7.72 percent for the second quarter 2000.

For the first six months of 2001 net income was $660,000, compared with $541,000 for the first six months of 2000, an increase of 22 percent. Earnings per common share were $1.00 for the first six months of 2001 and $0.81 for the same period of 2000. Return on average assets was 0.90 percent for the first half of 2001 and 0.72 percent for same period of 2000. Return on average common equity was
8.92 percent for the first six months of 2001 and 7.91 percent for the same period of 2000.

NET INTEREST INCOME

Net interest income was $1,901,000 for the second quarter of 2001, compared with $1,778,000 for the same quarter a year ago, an increase of 6.9 percent. Net interest income was $3,762,000 for the first six months of 2001, compared with $3,486,000 for the first six months of 2000, an increase of 7.9 percent. The increase in the net interest margin for the second quarter was primarily due to increased lending activity and an improved mix of earning assets

Interest income for the three months ended June 30, 2001, increased $96,000 or 3.27% over the comparable period in 2000. This increase was primarily due to growth in loan volume. The yield on earning assets increased to 9.09% during the first quarter of 2001 from 8.47% in the same period of the preceding year. Average loans outstanding for the three months ended June 30, 2001 were $18,800,000 higher than the three months ended June 30, 2000. Interest income for the six months ended June 30, 2001 was $6,022,000 compared with $5,669,000 for the six months ended June 30, 2000, an increase of 13.22 percent.

Interest expense for the three months ended June 30, 2001 was $1,134,000 compared with $1,161,000 for the three months ended June 30, 2000, a decrease of $27,000 or 2.3%. Interest expense for the six months ended June 30, 2001 was $2,260,000 compared with $2,183,000 for the same period a year ago, an increase of $77,000 or 3.52 percent. Higher average rates and an increased volume of bank time deposits contributed to the increase in interest expense.

NONINTEREST INCOME/EXPENSE

Noninterest income in the second quarter of 2001 was $699,000 compared with $502,000 in the same quarter of 2000, an increase of $197,000 or 39.2 percent. Noninterest income for the six months ended June 30, 2001 was $1,492,000 compared with $983,000 for the same period of 2000, an increase of $509,000 or
51.8 percent. The increase in noninterest income resulted primarily from increased revenue from merchant processing and gains on sales of investments.

Noninterest expense was $1,988,000 in the second quarter of 2001, compared with $1,827,000 in the same quarter of 2000, an increase of $161,000 or 8.8%. Noninterest expense was $3,985,000 for the first six months of 2001, compared with $3,516,000 for the same period of 2000, an increase of $469,000 or 13.3%. The increase was mostly due to additional merchant processing expense associated with growth in processing volume, increased premises and equipment costs, and higher state and local taxes. Merchant processing expense was $514,000 for the first half of 2001 compared with $271,000, an increase of $243,000 or 89.7%.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

During the quarter ended June 30, 2001, the Bank provided $158,000 for possible credit losses, compared to $99,000 for the same period in 2000. Net charge-offs for the three-month period ended June 30, 2001 were $135,000 compared to $83,000 a year ago. Gross charge-offs for the three-month period ending June 30, 2001 were up $5,000 over the same period in 2000.

During the six months ended June 30,2001, the Bank provided $308,000 for possible credit losses, compared to $183,000 for the same period in 2000. Net charge-offs for the six-month period ended June 30, 2001 were $144,000 compared to $62,000 a year ago. Gross charge-offs for the six-month period ending June 30, 2001 were up $13,000 over the same period in 2000.

At June 30, 2001, the allowance for loan losses stood at $1,487,000 compared to $1,323,000 at December 31, 2000, and $1,176,000 at June 30, 2000. The ratio of the allowance to total loans outstanding was 1.27%, 1.17% and 1.17% respectively at June 30, 2001, December 31, 2000, and June 30, 2000.

NON-PERFORMING ASSETS AND FORECLOSED REAL ESTATE

Non-performing assets totaled $1,132,000 at June 30, 2001. This represented 0.96% of total loans and foreclosed real estate compared to $560,000 or 0.49% at December 31, 2000, and $1,015,000 or 0.97% at June 30, 2000. The increase in non-performing assets was primarily due to one delinquent commercial real estate loan with a principal balance of $318,000 at June 30, 2001. At June 30, 2001 foreclosed real estate was $0 compared to $5,000 at December 31, 2000.

--------------------------------------------------------------------------------
ANALYSIS OF NON-PERFORMING              JUNE 30,      DECEMBER 31,      JUNE 30,
ASSETS (IN THOUSANDS)                     2001           2000             2000
--------------------------------------------------------------------------------
Accruing Loans past due 90 days          $  818          $  278          $  353
or more

Non-accrual loans                           314             277             657

Foreclosed real estate                                        5               5
                                         --------------------------------------
TOTAL                                    $1,132          $  560          $1,015


INCOME TAXES

Accrued income taxes applicable to income for the three-month period ended June 30, 2001 were $132,000 compared to $92,000 for the same period one year ago. Pretax income for the second three months of 2001 totaling $454,000 was up $100,000 from the $354,000 for the second three months of 2000. The effective tax rates for these periods were 29.07% and 25.98% respectively.

Accrued income taxes applicable to income for the six-month period ended June 30, 2001 were $301,000 compared to $229,000 for the same period one year ago. Pretax income for the first six months of 2001 totaling $961,000 was up $191,000 from the $770,000 for the first six months of 2000. The effective tax rates for these periods were 31.32% and 29.74% respectively.

FINANCIAL CONDITION

LOAN PORTFOLIO

At June 30, 2001 loans totaled $117,887,000, an increase of $4,829,000 or 4.27%
over December 31, 2000 and $13,369,000 or 12.79% over the level reported at June 30, 2000. At June 30, 2001, the Bank had $88,512,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80%.

DEPOSITS

At June 30, 2001, total deposits were $124,808,000, compared to $125,425,000 at December 31, 2000 and $114,593,000 at June 30, 2000. This represents a 0.5% decrease from December 31, 2000 and a 8.9 % increase from June 30, 2000. Noninterest bearing balances at June 30, 2001 declined, and interest bearing deposits, including money market savings accounts and certificates of deposits at June 30, 2001 increased from balances outstanding at December 31, 2000 and June 30, 2000.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCE

Shareholders' equity totaled $14,156,000 at June 30, 2001, a decrease of $421,000 or 2.88% over December 31, 2000 and an increase of $411,000 or 2.99%
over June 30, 2000. The decrease in equity is attributable to the repurchase of common stock held by shareholders dissenting to the holding company formation. Certain shareholders, owning in the aggregate 40,700 shares of EvergreenBank common stock, exercised their right to dissent to the reorganization and were paid $24.50 for each share of Bank stock held.

On June 1,2001, securities previously classified as held to maturity securities were reclassified to the available for sale category. As a result the accumulated other comprehensive income was increased by $30,599.

Cash dividends paid year to date at June 30, 2001 totaled $166,000 (25 cents per share) and for the year ended December 31, 2000 and the six months ended June 30, 2000 totaled $161,000 (23 cents per share) and $161,000 (23 cents per share) respectively. Book value per share increased to $22.73 at June 30, 2001 compared to $21.97 at December 31, 2000 and $20.72 at June 30, 2000. Book value per share is calculated by dividing total equity by total shares outstanding.

The following table displays the Bank's capital ratios at June 30, 2001 and December 31, 2000. As the table illustrates, the Bank's capital ratios exceed those required to be considered well-capitalized.

                                                                             Minimum to
                                                                               Well
                                                                             Capitalized
                                                                             Under the
                                                       Minimum                Prompt
                                                     for Capital            Corrective
                            Actual                    Adequacy               Action
                                                      Purposes              Provisions
                          -----------------          -----------------      -----------------
                           Amount     Ratio          Amount      Ratio      Amount      Ratio
                          -------     -----          ------      -----      ------      -----
JUNE 30, 2001
Total Capital
 (to risk-weighted        $15,505     12.75%         $9,725      8.00%      $12,157     10.00%
assets)

Tier 1 Capital
 (to risk-weighted         14,019     11.53%          4,863      4.00%        7,294      6.00%
assets)

Tier 1 Capital
 (to average assets)       14,019      9.50%          5,903      4.00%        7,378      5.00%

DECEMBER 31, 2000
Total Capital
 (to risk-weighted         15,919     13.70%          9,293      8.00%       11,616     10.00%
assets)

Tier 1 Capital
 (to risk-weighted         14,596     12.57%          4,646      4.00%        6,970      6.00%
assets)
Tier 1 Capital
 (to average assets)       14,596      9.63%          6,061      4.00%        7,576      5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk that was provided in the Bank's Form 10-K for the year ended December 31, 2000.


                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Bank's annual shareholders meeting was held on April 30, 2001 at 301 Eastlake Avenue, Seattle, Washington.

b) Information required by this item is located in the Bank's Annual meeting Proxy Statement dated April 2, 2001

c) A brief description of each matter voted upon at the Annual Shareholders' Meeting and the number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:


      1) Approval of an Agreement and Plan of Reorganization and Merger dated February 14, 2001, pursuant to which the Bank became a wholly owned subsidiary of EvergreenBancorp, Inc.

            Votes cast for:          482,635
            Votes cast against:       45,004
            Votes abstaining:          2,812

      2) Election of three directors with terms expiring in 2004, or until their successors have been elected and duly qualified

            Marceline Duncan

            Votes cast for:          548,368
            Votes withheld:                0

           Carole J Grisham

           Votes cast for:          551,390
           Votes withheld:                0


           J.Thomas Handy

           Votes cast for:          550,616
           Votes withheld:                0

      3)   Election of one director with term expiring in 2002.

           K. William Baldwin

           Votes cast for:          551,390
           Votes withheld:                0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits:

                 None

           (b)   Form 8-K:

           A Current Report on Form 8-K dated June 20, 2001 was filed with the Federal Deposit Insurance Corporation by EvergreenBank announcing the completion of the holding company reorganization.

           Concurrently, EvergreenBancorp, Inc. also filed a Current Report on Form 8-K with the SEC dated June 20, 2001 announcing the completion of the holding company reorganization and becoming the successor registrant under Section 12(g) pursuant to SEC Rule 12g-3.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated this 13th day of August, 2001.



                            EVERGREENBANCORP, INC.


                                    /s/ William G. Filer II
                            ----------------------------------------------------
                                    William G. Filer II
                            Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)