Form 10-Q
period 2001-09-30
EVERGREENBANCORP INC
filed 2001-11-13
CIK 1143566

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2001

[ ]    Transition Report Under Section 13 or 15(d) of the Exchange Act

       For the transition period from ________________ to ____________________

                          Commission File No. 000-32915

                             EVERGREENBANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             WASHINGTON                                   91-2097262
   -------------------------------                  ---------------------
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

Common Stock, no par value, outstanding as of September 30, 2001: 934,119 shares
                 No Preferred stock were issued or outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

The following financial statements are presented for the registrant, EvergreenBancorp, Inc.

1.      Balance Sheets - September 30, 2001 and December 31, 2000.

2. Statements of Income - For the three-month and nine-month periods ended September 30, 2001 and 2000.

3. Statements of Changes in Shareholders' Equity - For the nine-month periods ended September 30, 2001 and 2000.

4. Statements of Cash Flows - For the nine-month periods ended September 30, 2001 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Changes in Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits

        (b)     Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      EVERGREENBANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              2001              2000
                                                                          ------------       ------------
ASSETS

Cash and cash equivalents:
    Cash and due from banks                                                $   6,970          $  11,597
    Interest-bearing deposits in financial institutions                        2,876              1,118
Federal funds sold                                                             7,600              9,700
                                                                           ---------          ---------
          CASH AND CASH EQUIVALENTS                                           17,446             22,415
                                                                           ---------          ---------

Investment securities:
    Held to maturity                                                            --                3,305
    Available for sale                                                        15,260             11,743
                                                                           ---------          ---------
          TOTAL INVESTMENT SECURITIES                                         15,260             15,048
                                                                           ---------          ---------

Loans                                                                        117,755            113,058
    Less allowance for loan losses                                            (1,464)            (1,323)
                                                                           ---------          ---------
    Net loans                                                                116,291            111,735
                                                                           ---------          ---------

Premises and equipment                                                         1,939              1,051
Other real estate owned                                                            0                  5
Accrued income and other assets                                                1,502              1,498
                                                                           ---------          ---------
TOTAL ASSETS                                                               $ 152,438          $ 151,752
                                                                           =========          =========

LIABILITIES
Deposits:

    Noninterest bearing                                                    $  29,145          $  37,925
    Interest bearing                                                          95,486             87,500
                                                                           ---------          ---------
          TOTAL DEPOSITS                                                     124,631            125,425

Federal funds purchased and securities sold under
    agreements to repurchase                                                   7,668              7,986
Federal Home Loan Bank advances                                                4,005              2,000
Accrued expenses and other liabilities                                         1,704              1,764
                                                                           ---------          ---------
TOTAL LIABILITIES                                                          $ 138,008          $ 137,175
                                                                           ---------          ---------


STOCKHOLDERS' EQUITY
Preferred stock: 2001-no par value; 2000-$10 par value;
          100,000 shares authorized; issued and outstanding - none                 0                  0
Common stock: 2001-no par value; 2000-$10 par value
          15,000,000 shares authorized; issued and outstanding -
          2001 - 934,119; 2000 - 663,462                                         623              6,634
Surplus                                                                       10,852              5,838
Undivided profits and other capital reserves                                   2,897              2,124
Accumulated other comprehensive income (loss)                                     58                (19)
                                                                           ---------          ---------
TOTAL STOCKHOLDERS' EQUITY                                                    14,430             14,577
                                                                           ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 152,438          $ 151,752
                                                                           =========          =========




          See accompanying notes to consolidated financial statements.

                      EVERGREENBANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

      THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------     -----------------------------
                                                                    2001              2000              2001              2000
                                                                 ----------        ----------        ----------        ----------
INTEREST INCOME:
Loans, including fees                                            $    2,688        $    2,587        $    8,160        $    7,172
Federal funds sold                                                      145               184               411               518
Investment securities:
  Held to maturity                                                        0                41                66               125
  Available for sale                                                    111               267               329               933
                                                                 ----------        ----------        ----------        ----------
                      TOTAL INTEREST INCOME                           2,944             3,079             8,966             8,748
                                                                 ----------        ----------        ----------        ----------

INTEREST EXPENSE:
Deposits                                                                888               933             2,893             2,359
Federal funds purchased and securities
    sold under agreements to repurchase                                  45               166               213               773
Federal Home Loan Bank advances                                          60               168               147               318
                                                                 ----------        ----------        ----------        ----------
                     TOTAL INTEREST EXPENSE                             993             1,267             3,253             3,450
                                                                 ----------        ----------        ----------        ----------

                     NET INTEREST INCOME                              1,951             1,812             5,713             5,298

Provision for loan losses                                               124               120               432               303
                                                                 ----------        ----------        ----------        ----------

                     NET INTEREST INCOME AFTER
                     PROVISION FOR LOAN LOSSES                        1,827             1,692             5,281             4,995
                                                                 ----------        ----------        ----------        ----------

NONINTEREST INCOME:
Service charges on deposit accounts                                     167               156               544               449
Merchant processing                                                     353               200               964               498
Gain on sales of available-for-sale securities                           76                15               118                15
Other noninterest income                                                157               197               619               589
                                                                 ----------        ----------        ----------        ----------
                     TOTAL NONINTEREST INCOME                           753               568             2,245             1,551
                                                                 ----------        ----------        ----------        ----------

NONINTEREST EXPENSE
Salaries and employee benefits                                          997               945             2,891             2,880
Expenses of premises and equipment                                      299               223               784               622
Other noninterest expense                                               877               636             2,483             1,818
                                                                 ----------        ----------        ----------        ----------
                     TOTAL NONINTEREST EXPENSE                        2,173             1,804             6,158             5,320
                                                                 ----------        ----------        ----------        ----------

INCOME BEFORE INCOME TAX EXPENSE                                        407               456             1,368             1,226

INCOME TAX EXPENSE                                                      128               139               429               368
                                                                 ----------        ----------        ----------        ----------

NET INCOME                                                       $      279        $      317        $      939        $      858
                                                                 ==========        ==========        ==========        ==========

Basic earnings per share of common stock                         $     0.30        $     0.32        $     0.97        $     0.86
Weighted average number of common stock outstanding-basic           944,281           995,193           972,154         1,002,225
Diluted earnings per share of common stock                       $     0.28                          $     0.92
Shares outstanding and assumed conversions-diluted                  996,152                           1,022,251



          See accompanying notes to consolidated financial statements.

                     EVERGREENBANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                          (IN THOUSANDS, EXCEPT SHARES)
                                   (UNAUDITED)

                                                          COMMON STOCK                                   ACCUMULATED
                                                      ---------------------                                 OTHER         TOTAL
                                                                      PAR                    UNDIVIDED  COMPREHENSIVE  STOCKHOLDERS'
                                                        SHARES       VALUE       SURPLUS      PROFITS       INCOME       EQUITY
                                                      ---------    ---------    ---------    ---------  -------------  -------------
BALANCE AT JANUARY 01, 2000                             697,264    $   6,972    $   6,278    $   1,075        $(173)   $  14,152
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income
    Net income                                                                                     858                 $     858
    Other comprehensive income, net of tax:
       Change in unrealized gain (loss) on
          securities available for sale, net of
          deferred income tax benefit of $42                                                                     83
       Reclassification adjustments included
          in net income, net of tax of $7                                                                        13           96
                                                                                                                       ---------
   Total comprehensive income                                                                                          $     954
Cash dividends paid                                                                               (161)                $    (161)
Repurchase of outstanding shares of common stock        (33,802)        (337)        (440)                                  (777)
                                                      ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT SEPTEMBER 30, 2000                           663,462    $   6,635    $   5,838    $   1,772        $ (77)   $  14,168
                                                      =========    =========    =========    =========    =========    =========


BALANCE AT JANUARY 1, 2001                              663,462    $   6,634    $   5,838    $   2,124        $ (19)   $  14,577
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income
       Net income                                                                                  939                       939
       Other comprehensive income, net tax:
         Change in unrealized gain (loss) on
            securities available for sale, net of
            deferred income tax of $62                                                                          122
         Reclassification adjustments included
            in net income, net of deferred income tax
            benefit of $(40)                                                                                    (76)          46
                                                                                                                       ---------
       Total comprehensive income                                                                                            985
Cumulative effect of reclassifying certain
         securities from held to maturity to
         available for sale as of June 1, 2001,
         net of deferred income tax of $16                                                                       31           31
       Change in par value of common stock
         from $10 to $1                                               (5,971)       5,971
       Repurchase of common stock held by
         dissenting shareholders                        (40,700)         (40)        (957)                                  (997)
       Stock split three-for-two                        311,357
       Cash dividends paid                                                                        (166)                     (166)
                                                      ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT SEPTEMBER 30, 2001                           934,119          623    $  10,852    $   2,897    $      58    $  14,430
                                                      =========    =========    =========    =========    =========    =========



          See accompanying notes to consolidated financial statements.

                     EVERGREENBANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              2001            2000
                                                                            --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                  $    939        $    858

Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                          262             233
          Provision for possible loan losses                                     432             303
          Net amortization of premium (accretion of discount)
              on investment securities                                            17              29
          (Gain)/loss from sale of available-for-sale securities                (118)             20
          (Gain)/loss from sale of loans                                                         (35)
          Federal Home Loan Bank stock dividends                                 (59)            (53)
          Other changes, net                                                    (104)            327
                                                                            --------        --------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     1,369           1,682
                                                                            --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of held-to-maturity securities                           30             105
Proceeds from sales/maturities of available-for-sale securities               12,079          10,180
Purchases of available-for-sale securities                                   (12,046)              0
Net increase in loans                                                         (4,983)        (13,624)
Proceeds from sales of loans                                                                     883
Purchases of premises and equipment                                           (1,150)           (298)
                                                                            --------        --------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                    (6,069)         (2,754)
                                                                            --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in noninterest bearing deposits                       (8,780)         (6,878)
Net increase (decrease) in interest bearing deposits                           7,987          14,308
Net increase (decrease) in federal funds purchased and securities
    sold under agreements to repurchase                                         (318)        (27,783)
Advances from Federal Home Loan Bank                                           2,005           7,000
Repurchase of common stock from dissenting shareholders                         (997)              0
Repurchase of common stock                                                                      (777)
Dividends paid                                                                  (166)           (161)
                                                                            --------        --------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      (269)        (14,291)
                                                                            --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (4,969)        (15,363)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              22,415          40,559
                                                                            --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 17,446        $ 25,196
                                                                            ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest Paid                                                               $  3,152        $  3,421
Income Taxes Paid                                                                592        $    534
Total change in unrealized gains (losses)
   on available-for-sale securities                                              184             125



          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results for the year ending December 31, 2001. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2000, that were filed by EvergreenBank with the Federal Deposit Insurance Corporation prior to the holding company reorganization described below.

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

ORGANIZATION

Pursuant to a holding company reorganization, EvergreenBank (the "Bank") became a wholly owned subsidiary of the newly-formed EvergreenBancorp, Inc. ("Bancorp"), a Washington corporation, effective June 20, 2001. The reorganization was effected pursuant to the terms of a Plan and Agreement of Reorganization between the Bank and Bancorp dated February 14, 2001 ("Plan"), and provided that each outstanding share of Bank common stock be exchanged for an equal number of shares of Bancorp common stock.

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

Subsequent to the reclassification and after June 20, 2001, certain of the securities which had been reclassified were sold. A gain of $37,558 was realized on the sale.

STOCK OPTIONS

On June 20, 2001, in connection with the reorganization, Bancorp adopted the EvergreenBank 2000 Stock Option Plan and assumed options previously issued by the Bank. Accordingly, the stock options were converted into and became options to purchase the like amount of Bancorp common stock.

LOAN IMPAIRMENT

The recorded investment in impaired loans at September 30, 2001, December 31, 2000 and September 30, 2000 was $204,000, $277,000 and $616,000 respectively.
The average recorded investment in impaired loans for the third quarter of 2001 was $305,000 and for the third quarter of 2000 was $991,000. The average recorded investment in impaired loans for the nine months ended September 30, 2001 was $379,000 compared to $868,000 for the nine months ended September 30, 2000. Interest income recognized on impaired loans was $0 for the three months ended September 30, 2001 and the nine months ended September 30, 2001, compared to $0 for the three months ended September 30, 2000 and $25,000 for nine months ended September 30, 2000. Specific allocations of $5,000 were made as of September 30, 2001, and $194,000 as of September 30, 2000 for these impaired loans.

ALLOWANCE FOR LOAN LOSSES

                                 Three months ended September 30
                                                2001                     2000
--------------------------------------------------------------------------------
Balance at beginning of period               $ 1,487,000             $ 1,176,000
Provision for possible
  credit losses                                  124,000                 120,000
Charge-offs                                     (155,000)                (44,000)
Recoveries                                         8,000                   1,000
Net Recoveries (Charge-offs)                    (147,000)                (43,000)
--------------------------------------------------------------------------------
Balance at end of period                     $ 1,464,000             $ 1,253,000
--------------------------------------------------------------------------------


                                 Nine months ended September 30
                                               2001                     2000
--------------------------------------------------------------------------------
Balance at beginning of period               $ 1,323,000             $ 1,055,000
Provision for possible
  credit losses                                  432,000                 303,000
Charge-offs                                     (301,000)               (176,000)
Recoveries                                        10,000                  71,000
Net Recoveries (Charge-offs)                    (291,000)               (105,000)
--------------------------------------------------------------------------------
Balance at end of period                     $ 1,464,000             $ 1,253,000
--------------------------------------------------------------------------------



STOCK SPLIT

May 17, 2001, the Board of Directors of Bancorp approved a three-for-two stock split payable July 31, 2001 to shareholders of record as of July 1, 2001. Shares available for grant under the stock option plan adopted by Bancorp were included in the three-for-two stock split.

May 29, 2001 the Board of Directors of Bancorp approved the amendment of the articles of incorporation to change the par value of the common stock and preferred stock to no par value, and to increase proportionately the number of authorized shares of common stock available for issuance from 10,000,000 to 15,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains a review of EvergreenBancorp, Inc. ("Bancorp") and its wholly-owned subsidiary EvergreenBank (the "Bank") operating results and financial condition for the third quarter of 2001. This discussion should be read in conjunction with the unaudited financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same period in 2000 and to the previous year ended December 31, 2000. For additional information, refer to the financial statements and footnotes of EvergreenBank for the year ended December 31, 2000.

RESULTS OF OPERATIONS

NET INCOME

The Bank reported net income of $279,000 for the third quarter of 2001, compared to $317,000 for the third quarter of 2000, a reduction of 11.98 percent. Earnings per basic common share were $0.30 for the third quarter of 2001 compared to $0.32 for the third quarter of 2000. Return on average assets was
0.73 percent for the third quarter of 2001 and 0.83 percent for the third quarter of 2000. Return on average common equity was 7.68 percent for the third quarter of 2001 and 8.97 percent for the third quarter 2000.

For the first nine months of 2001 net income was $939,000, compared to $858,000 for the first nine months of 2000, an increase of 9.44 percent. Basic earnings per common share were $0.97 for the first nine months of 2001 compared to $0.86 for the same period of 2000. Return on average assets was 0.83 percent for the first nine months of 2001 and 0.76 percent for same period of 2000. Return on average common equity was 8.38 percent for the first nine months of 2001 and
8.28 percent for the same period of 2000.

NET INTEREST INCOME

Net interest income was $1,951,000 for the third quarter of 2001, compared to $1,812,000 for the same quarter a year ago, an increase of 7.67 percent. Net interest income was $5,713,000 for the first nine months of 2001, compared to $5,298,000 for the first nine months of 2000, an increase of 7.83 percent. The increase in the net interest income for the third quarter was primarily due to increased lending activity and an improved mix of earning assets.

Interest income for the three months ended September 30, 2001 was $2,944,000 compared to $3,079,000 for the three months ended September 30, 2000, a decrease of $135,000 or 4.38 percent.

Interest income for the nine months ended September 30, 2001, increased $218,000 or 2.49 percent over the comparable period in 2000. This increase was primarily due to growth in loan volume. Average loans outstanding for the three months ended September 30, 2001 were $12,565,000 higher than the three months ended September 30, 2000. Interest income for the nine months ended September 30, 2001 was $8,966,000 compared to $8,748,000 for the nine months ended September 30, 2000, an increase of 2.49 percent.

Interest expense for the three months ended September 30, 2001 was $993,000 compared to $1,267,000 for the three months ended September 30, 2000, a decrease of $274,000 or 21.62 percent. Interest expense for the nine months ended September 30, 2001 was $3,253,000 compared to $3,450,000 for the same period a year ago, a decrease of $197,000 or 5.71 percent. The interest rate reductions during the first nine months of 2001 contributed to the decrease in interest expense.

NONINTEREST INCOME/EXPENSE

Noninterest income in the third quarter of 2001 was $753,000 compared to $568,000 in the same quarter of 2000, an increase of $185,000 or 32.57 percent. Noninterest income for the nine months ended September 30, 2001 was $2,245,000 compared to $1,551,000 for the same period of 2000, an increase of $694,000 or
44.75 percent. The increase in noninterest income resulted primarily from increased revenue from merchant processing and gains on sales of investments.

Noninterest expense was $2,173,000 in the third quarter of 2001, compared to $1,804,000 in the same quarter of 2000, an increase of $369,000 or 20.45 percent. Noninterest expense was $6,158,000 for the first nine months of 2001, compared to $5,320,000 for the same period of 2000, an increase of $838,000 or
15.75 percent. The increase was mostly due to additional cost related to opening the Bank's Bellevue branch, merchant processing expense associated with growth in processing volume, increased premises and equipment costs, and higher state and local taxes. Merchant processing expense was $820,000 for the first nine months of 2001 compared to $446,000 for the same period in 2000, an increase of $374,000 or 83.86 percent.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

During the quarter ended September 30, 2001, the Bank provided $124,000 for possible credit losses, compared to $120,000 for the same period in 2000. Net charge-offs for the three-month period ended September 30, 2001 were $147,000 compared to $43,000 for the same period a year ago. Gross charge-offs for the three-month period ending September 30, 2001 were up $111,000 over the same period in 2000.

During the nine months ended September 30, 2001, the Bank provided $432,000 for possible credit losses, compared to $303,000 for the same period in 2000. Net charge-offs for the nine-month period ended September 30, 2001 were $291,000 compared to $105,000 a year ago.

Gross charge-offs for the nine-month period ending September 30, 2001 were up $125,000 over the same period in 2000.

At September 30, 2001, the allowance for loan losses stood at $1,464,000 compared to $1,323,000 at December 31, 2000, and $1,253,000 at September 30, 2000. The ratio of the allowance to total loans outstanding was 1.24 percent,
1.17 percent and 1.21 percent respectively at September 30, 2001, December 31, 2000, and September 30, 2000.

NON-PERFORMING ASSETS AND FORECLOSED REAL ESTATE

Non-performing assets totaled $1,168,000 at September 30, 2001. This represented
0.99 percent of total loans and foreclosed real estate compared to $560,000 or
0.49 percent at December 31, 2000, and $743,000 or 0.72 percent at September 30, 2000. The increase in non-performing assets was primarily due to one delinquent commercial real estate loan with a principal balance of $318,000 at September 30, 2001. At September 30, 2001 foreclosed real estate was $0 compared to $5,000 at December 31, 2000.

--------------------------------------------------------------------------------------
ANALYSIS OF NON-PERFORMING                SEPT 30,        DECEMBER 31,         SEPT 30,
ASSETS (IN THOUSANDS)                       2001              2000              2000
--------------------------------------------------------------------------------------
Accruing Loans past due 90 days
  or more                                  $  964            $  278            $  122

Non-accrual loans                             204               277               616

Foreclosed real estate                                            5                 5

--------------------------------------------------------------------------------------
TOTAL                                      $1,168            $  560            $  743


INCOME TAXES

Accrued income taxes applicable to income for the three-month period ended September 30, 2001 were $128,000 compared to $139,000 for the same period in 2000. Pretax income for the three months ended September 30, 2001 totaling $407,000 was down $49,000 from the $456,000 for the three months ended September 30, 2000. The effective tax rates for these periods were 31.45 percent and 30.48 percent respectively.

Accrued income taxes applicable to income for the nine-month period ended September 30, 2001 were $429,000 compared to $368,000 for the same period one year ago. Pretax income for the first nine months of 2001 totaling $1,368,000 was up $142,000 from the $1,226,000 for the first nine months of 2000.

The effective tax rates for these periods were 31.36 percent and 30.02 percent respectively.

FINANCIAL CONDITION

LOAN PORTFOLIO

At September 30, 2001, loans totaled $116,291,000, an increase of $4,556,000 or
4.07 percent over December 31, 2000 and $13,948,000 or 13.95 percent over the level reported at September 30, 2000. At September 30, 2001, the Bank had $88,627,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

DEPOSITS

At September 30, 2001, total deposits were $124,706,000, compared to $125,425,000 at December 31, 2000 and $116,296,000 at September 30, 2000. This
represents a 0.57 percent decrease from December 31, 2000 and a 7.23 percent increase from September 30, 2000. Non-interest bearing deposits totaled $29,145,000 at September 30, 2001 compared to $37,925,000 at December 31, 2000 and $33,105,000 at September 30, 2000. Interest bearing deposits totaled $95,486,000, an increase of $12,296,000 or 14.8 percent over September 30, 2000 and $7,986,000 or 9.1 percent over the level reported at December 31, 2000.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' equity totaled $14,430,000 at September 30, 2001, a decrease of $147,000 or 1.01 percent over December 31, 2000 and an increase of $262,000 or
1.85 percent over September 30, 2000. The decrease in equity is attributable to the repurchase of common stock held by shareholders dissenting to the holding company formation. Certain shareholders, owning in the aggregate 40,700 shares of EvergreenBank common stock, exercised their right to dissent to the reorganization and were paid $24.50 for each share of Bank stock held.

On June 1, 2001, securities previously classified as held to maturity securities were reclassified to the available for sale category. As a result the accumulated other comprehensive income was increased by $31,000.

Cash dividends paid year-to-date at September 30, 2001 totaled $166,000 (25 cents per share). For the year ended December 31, 2000 and the nine months ended September 30, 2000 cash dividends paid totaled $161,000
(23 cents per share) and $161,000 (23 cents per share) respectively.
Book value per share was $15.45 at September 30, 2001 compared to $14.65 at December 31, 2000 and

$14.24 at September 30, 2000. Book value per share is calculated by dividing total equity by total shares outstanding, giving retroactive effect to the July 2001 three-for-two stock split.

The following table displays the Bank's capital ratios at September 30, 2001 and December 31, 2000. As the table illustrates, the Bank's capital ratios exceeded those required to be considered well-capitalized.

                                                                                      Minimum to Be
                                                                                     Well Capitalized
                                                                                        Under the
                                                            Minimum for                  Prompt
                                                             Capital                    Corrective
                                                             Adequacy                     Action
                                      Actual                 Purposes                   Provisions
                             ----------------------     --------------------       ----------------------
                             Amount           Ratio     Amount         Ratio       Amount          Ratio
                             ------           -----     ------         -----       ------          -----
SEPTEMBER 30, 2001

Total Capital
   (to risk-weighted
    assets)                  $15,759         12.18%     $10,353        8.00%       $12,942         10.00%

Tier 1 Capital
   (to risk-weighted
    assets)                   14,296         11.05%       5,177        4.00%         7,765          6.00%

Tier 1 Capital
   (to average assets)        14,296          9.58%       5,966        4.00%         7,458          5.00%

DECEMBER 31, 2000

Total Capital
   (to risk-weighted
    assets)                   15,919         13.70%       9,293        8.00%        11,616         10.00%

Tier 1 Capital
   (to risk-weighted
    assets)                   14,596         12.57%       4,646        4.00%         6,970          6.00%

Tier 1 Capital
   (to average assets)        14,596          9.63%       6,061        4.00%         7,576          5.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in information about market risk that was provided in the Bank's Form 10-K for the year ended December 31, 2000.

                              SAFE HARBOR STATEMENT

This report contains certain "forward-looking statements," which are made pursuant to the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Factors that could have a material adverse effect on the operations and future prospects of Bancorp and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, regional economic conditions affected by such events as layoffs by Boeing and other companies, laws and regulations, monetary and fiscal policies of the United States Government, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, and demand for financial services in Bancorp's market area. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning Bancorp and its business, including additional factors that could materially affect its financial results, is included in the Company's filings with the Securities and Exchange Commission.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which Bancorp or its subsidiary is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits

              None

        (b)   Reports on Form 8-K

              None

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 12th day of November, 2001.


                                    EVERGREENBANCORP, INC.


                                    --------------------------------------------
                                                 William G. Filer II
                                            Senior Vice President and
                                              Chief Financial Officer
                                              (Authorized Officer and
                                           Principal Financial Officer)