Form 10-K
period 2001-12-31
EVERGREENBANCORP INC
filed 2002-03-29
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
Commission file number 000-32915

EVERGREENBANCORP, INC.
(Exact Name of Registrant as specified in its Charter)

WASHINGTON	91-2097262
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

301 Eastlake Avenue East, Seattle, Washington 98109
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (206) 628-4250

Securities Registered Pursuant to Section 12(b) of the Act:       None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 28, 2002 was $14,581,695.

     The number of shares outstanding of the registrant’s no par value common stock as of February 28, 2002 was:

934,817 shares

DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K — Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2001 are incorporated by reference.

PART III of Form 10-K — Portions of the definitive Proxy Statement filed with the Securities and Exchange Commission in connection with Registrant’s annual meeting to be held on April 18, 2002 are incorporated by reference.

EVERGREENBANCORP, INC.
FORM 10-K
ANNUAL REPORT

PART I

Forward-Looking Information Statement

Statements in this report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results could be quite different from those expressed or implied by the forward-looking statements. Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking. Factors that could cause results to differ from forward-looking statements include, among others, risks discussed in the rest of this report as well as the following specific items: general economic conditions, including levels of employment, whether national, regional, or local, that could affect the demand for loans or lead to increased loan losses; competitive factors, including increased competition with community, regional, and national financial institutions that may lead to pricing pressures on rates the Company’s bank subsidiary charges on loans and pays on deposits, loss of customers of greatest value to the Company, or other losses; increasing or decreasing interest rate environments that could lead to decreased net interest margin; changing business conditions in the banking industry; changes in the regulatory environment or new legislation; and changes in technology or required investments in technology. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statement. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

ITEM 1. Business

EvergreenBancorp, Inc.

EvergreenBancorp, Inc. (“Bancorp”) is a bank holding company organized under the laws of the State of Washington. Bancorp was formed in 2001 pursuant to the reorganization of EvergreenBank (the “Bank”), whereby the Bank became a wholly owned subsidiary of Bancorp. This tax-free reorganization resulted in a share-for-share exchange of stock whereby stockholders of the Bank became stockholders of Bancorp. The bank holding company structure will provide flexibility for financing and growth, as well as for acquiring or establishing other banking operations or businesses related to banking. Bank and Bancorp are collectively referred to herein as the “Company.” The terms “we”, “us”, and “our” refer to Bank or Bancorp where applicable.

Bancorp remains committed to community banking and intends the Bank to remain community-focused. The Bank continues to conduct its banking business in substantially the same manner as prior to the reorganization, with the same name, board of directors, management structure and personnel.

The Company’s net income for 2001 was $1.24 million, or $1.29 per basic share ($1.22 per diluted share), and its consolidated equity at December 31, 2001 was $14.74 million, with 934,817 common shares outstanding and a book value of $15.77 per share. At December 31, 2001, the Company had total consolidated assets of approximately $156 million, loans of approximately $122 million, and deposits of approximately $130 million. For more information regarding the Company’s financial results, see “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Financial Statements and Supplementary Data” incorporated by reference from Bancorp’s 2001 Annual Report to Shareholders filed as an exhibit to this report.

EvergreenBank

EvergreenBank is a Washington commercial bank organized in 1971 under the name Teachers State Bank with its main office in Seattle, Washington. In February of 1993, the Bank opened a branch in Lynnwood and, in July 2001, opened a second branch in Bellevue, Washington.

Over the years, the Bank changed its business focus. In the late seventies, regulatory changes that allowed credit unions to issue drafts against their members’ share accounts created an opportunity for the Bank. In 1977, the Bank began marketing a share-draft system that could process credit union’s share drafts for the Federal Reserve System. To reflect the Bank’s growing interest in consumer and commercial markets, and to clarify for potential customers that the Bank’s products and services were not limited to “teachers,” in 1980, its name was changed to “EvergreenBank.”

In early 2000, because of narrowing profit margins and increased competition in the check clearing business, the Bank withdrew from that business and management began to restructure the Bank’s balance sheet and focus primarily on its business in consumer and commercial lending and deposits. The Bank now focuses on a general commercial banking business, offering commercial banking services to small and medium-sized businesses, professionals, and retail customers in its market area.

Market

The Bank’s primary market area consists of King, Pierce, and Snohomish counties in Western Washington. The Bank began its operations from its main office location in Seattle and in 1993 expanded its market north by opening its first branch in Lynnwood, and most recently opened a second branch in 2001 on the eastside in Bellevue, Washington.

Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts, and money market accounts. Loans include commercial, real estate construction and development, installment and consumer loans, and residential real estate. Other products and services include merchant credit card processing, financial planning and investment services, cash sweep accounts, electronic funds transfers, electronic tax payment, and safe deposit boxes. The Bank also offers 24-hour telephone banking, as well as on-line banking and bill paying services.

Competition

Commercial banking in the state of Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Washington is dominated by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank deposits in Washington. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank. In addition, the Bank has experienced competition for both deposits and loans from “non-bank” financial service providers, such as captive automobile financing and equipment leasing companies.

The adoption of the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) in November 1999 has led to further intensification of competition in the banking industry. The Financial Services Modernization Act has eliminated many of the barriers to affiliation among providers of various types of financial services and has permitted business combinations among financial providers such as banks, insurance companies, securities or brokerage firms, and other financial service providers. This has led to increased competition in both the market for providing financial services and in the market for acquisitions in which Bancorp also participates.

In general, the financial services industry has experienced widespread consolidation in recent years. The Company anticipates that consolidation among financial institutions in its market area will continue. Other financial institutions, many with substantially greater resources, compete in the acquisition market against the Company. Some of these institutions, among other items, have greater access to capital markets, larger cash reserves and a more liquid currency than the Company. Additionally, the rapid adoption of financial services through the internet has reduced the barrier to entry by financial services providers physically located outside our market area. Although the Company has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

Employees

On December 31, 2001, the Bank employed 53 full-time employees and 4 part-time employees. Employees are not represented by any collective bargaining agreement. Management considers its relations with employees to be good.

SUPERVISION AND REGULATION

General

Bancorp and the Bank are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.

Significant Changes In Banking Laws And Regulations

USA Patriot Act of 2001. On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While we believe the USA Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that the Act will have a material adverse effect on our business and operations.

Federal Bank Holding Company Regulation

General. Bancorp is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. Bancorp must file reports with the Federal Reserve and must provide it with such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

Holding Company Bank Ownership. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, (2)

acquiring all or substantially all of the assets of another bank or bank holding company, or (3) merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Bancorp’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancorp nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy, Bancorp is expected to act as a source of financial and managerial strength to the Bank. This means that Bancorp is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions. As a Washington corporation, Bancorp is subject to certain limitations and restrictions under applicable Washington corporate law. For example, state law restrictions in Washington include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

Federal and State Regulation of EvergreenBank

General. The Bank is a Washington chartered commercial bank with deposits insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the Washington Department of Financial Institutions, Division of Banks and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

Regulation of Management. Federal law (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

FDIC regulations prohibit banks from using their interstate branches primarily for deposit production. The FDIC has implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Washington enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Washington restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the state.

Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Dividends

The principal source of Bancorp’s cash reserves is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State laws also limit a bank’s ability to pay dividends.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.

The Federal Reserve also employs a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

Under FDIC regulations, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized,” depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999. The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumer information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as the company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

We do not believe that the act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.

Effects Of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

STATISTICAL FINANCIAL INFORMATION

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Information concerning distribution of assets, liabilities and stockholders’ equity, and interest rates and interest differential is included in Bancorp’s Annual Report for 2001 at pages 28-29, filed as Exhibit 13 of this report, and is incorporated herein by reference. Interest income includes loan fees, net of deferred costs, of approximately $445,000, $311,000, and $136,000 for 2001, 2000, and 1999, respectively.

Investment Portfolio

ANALYSIS OF INVESTMENT SECURITIES

The carrying values of investment securities at December 31 are as follows:

Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.

	2001	2000	1999
	Carrying	Carrying	Carrying
(in thousands)	Value	Value	Value

U.S. Treasury and agencies	$2,012	$8,002	$22,223
Municipal Bonds	1,768	5,933	6,478
AMF Adjustable Rate Mortgage Portfolio	10,127
Equity Securities	1,223	1,143	1,072

TOTAL	$15,130	$15,078	$29,773

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

The following table sets forth the maturities of investment securities at December 31, 2001.

		After 1 Year	After 5 Years		Total &
		But Within	But Within	After	Weighted
(in thousands)	Within 1 Year/	5 Years/	10 Years/	10 Years/	Average
(carrying value)	Yield	Yield	Yield	Yield	Yield

U.S. Treasury and agencies	$508	$1,504			$2,012
	4.07%	4.68%			4.53%
Municipal Bonds	1,052	706	10		1,768
	6.49%	6.37%	11.33%		6.47%
AMF Adjustable Rate Mortgage Portfolio	10,127				10,127
	4.35%				4.35%
Equity Securities	1,223				1,223
	7.00%				7.00%

TOTAL	$12,910	$2,210	$10		$15,130
	4.76%	5.22%	11.20%		4.84%

Loan Portfolio

TYPES OF LOANS

The major classifications of loans net of unearned income in the Bank’s portfolio at December 31 was:

(in thousands)	2001	2000

Commercial	$53,791	$46,265
Real estate:
Commercial	28,349	24,242
Construction	7,002	5,187
Residential 1-4 family	13,942	15,363
Consumer and other	19,135	22,001

Total	$122,219	$113,058

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table shows the amounts and maturity analysis of loans outstanding as of December 31, 2001. Also, the amounts are classified as to fixed and variable rate sensitivity:

	Within	1-5	After
(in thousands)	1 Year	Years	5 Years	Total

Commercial	$29,582	$22,190	2,019	$53,791
Real estate:
Commercial	6,922	20,244	1,183	28,349
Construction	6,897	105		7,002
Residential 1-4 family	5,440	8,228	274	13,942
Consumer and other	11,757	6,571	807	19,135

Total	$60,598	$57,338	$4,283	$122,219

Loans maturing after one year with:

	1-5	After
	Years	5 Years

Fixed rates	$62,601	$5,164
Variable rates	7,838	2,526

Total	$70,439	$7,690

Summary of Loan Loss Experience

Information concerning provision and allowance for loan losses is included in Bancorp’s Annual Report for 2001 at pages 30-31 and in Note 5 to the Consolidated Financial Statements, filed as Exhibit 13 of this report, and is incorporated herein by reference.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The following table summarizes transactions in the allowance for loan losses and details the chargeoffs, recoveries and net loan losses by loan category for the last two years.

	Year ending December 31,

(in thousands)	2001	2000

Beginning Balance	$1,323	$1,055
CHARGEOFFS
Commercial	185	237
Real estate:
Commercial
Construction
Residential 1-4 family
Consumer and other	176	25
Total chargeoffs	361	262
RECOVERIES
Commercial	57	70
Real estate:
Commercial
Construction
Residential 1-4 family	0	0
Consumer and other		5
Total Recoveries	57	75
NET CHARGEOFFS	304	187
Provision	479	455
Ending balance	$1,498	$1,323

Ratio of net chargeoffs to average loans outstanding	0.26%	0.18%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

     In the following table, the allowance for loan losses at December 31, 2001, and 2000 has been allocated among major loan categories based on a number of factors including quality, volume, economic outlook and other business considerations.

     The above analysis of the allowance for loan losses should not be interpreted as an indication that chargeoffs will occur in these amounts or proportions, or that the allocation indicates future chargeoff trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

		% of loans in		% of loans in
	2001	each category	2000	each category
(in thousands)	Amount	to Total Loans	Amount	to Total Loans

Commercial	$908	44	$545	41
Real estate:
Commercial	65	6	50	5
Construction	12	11	148	14
Residential 1-4 family	261	23	236	21
Consumer and other	252	16	344	19

Total	$1,498	100	$1,323	100

% of Loan portfolio	1.23%		1.17%

NONPERFORMING LOANS

Loans considered to be nonperforming include accruing loans past due ninety days or more, impaired loans, and non-accrual loans. The Bank’s policy for placing loans on non-accrual status is described in Note 1 on page 42 of the consolidated financial statements.

The following table summarizes the bank’s past due, impaired and nonaccrual loans for the years ended December 31:

	2001	2000

Loans accounted for on a Nonaccrual basis
Commercial	$463	$165
Real Estate	90	112
Accruing loans which are past due 90 days or more
Commercial	444	223
Real Estate	111	0
Consumer	$77	$55

There are certain amounts of interest that have not been accrued and certain amounts that have been collected on the above loans and included in income, which are included in the table below:

	2001	2000

Total interest income which would have been recorded during the period under original terms of loans on non-accrual	$22	$28
Interest income included in net income for the period	$0	$0

There were no commitments for additional funds related to loans above.

Deposits

The average daily amount of deposits and rates paid on interest bearing deposits is summarized for the periods indicated in the following table:

	2001		2000		1999

(in thousands)	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE

DEPOSITS
Noninterest bearing demand	$31,937		$34,501		$38,242
Interest bearing demand	10,225	0.53%	9,615	0.96%	8,949	1.12%
Savings deposits	35,114	3.01%	34,239	3.85%	32,123	3.51%
Time deposits	46,705	5.31%	34,093	5.79%	24,963	4.96%

TOTAL	$123,981		$112,448		$105,277

Maturities of time certificates of deposits of $100,000 or more outstanding as of December 31, 2001 are summarized as follows:

(in thousands)	AMOUNT

3 months or less	$20,848
Over 3 months through 6 months	13,039
Over 6 months through 12 months	9,158
Over 12 months	2,197

TOTAL	$45,242

Return on Equity and Assets

Information concerning return on equity and assets is included in Bancorp’s Annual Report for 2001 at page 24 under the heading, “Selected Consolidated Financial Data,” filed as Exhibit 13 of this report, and is incorporated herein by reference.

ITEM 2. Properties

The Bank conducts business from three leased office locations: the main office at 301 Eastlake Avenue East, northeast of downtown Seattle; the Lynnwood office located at 2502 196th Street Southwest, Lynnwood, approximately 32 miles north of the Bank’s Seattle office; and the Bellevue office located at 110 110th Avenue Northeast, Bellevue, Washington, approximately 20 miles to the east of Seattle. The leased premises in Seattle include portions of the first two floors of a five-story building, completed in 1973, that in 1983 underwent significant remodeling and expansion.

The Seattle and Lynnwood offices are leased from PEMCO Mutual Insurance Company, one of a number of other companies with which the Company shares common services and support activities. See Note 18 to the Consolidated Financial Statements at page 56-57 of Bancorp’s Annual Report for 2001. The Company also leases the Bellevue office premises from another party under a lease expiring May 31, 2011. Management expects to renew the commercial lease agreements expiring March 31, 2002 concerning the Bank’s Seattle and Lynnwood offices. Rent for all offices for the fiscal year 2001 was $587,000 per year.

Items of furniture, fixtures, and equipment are purchased as needed by the Bank, or are leased under a master lease with rentals and terms agreed upon at the time of leasing. The Bank is responsible for maintenance, repairs, operating expenses, and insurance. Under the master lease, the Bank may cancel individual equipment leases on thirty days’ notice after the initial, six-month period. Upon termination, the Bank realizes any gain and is obligated for any loss on disposition of the rental property over depreciated value under an agreed upon formula.

ITEM 3. Legal Proceedings

Bancorp and the Bank from time to time may be parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against Bancorp or the Bank which, if determined adversely, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2001.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Bancorp’s Common Stock

Bancorp’s common stock is not traded on a national securities exchange or the NASDAQ Stock Market. It is quoted on the OTC Bulletin Board under the symbol EVGG. The stock was held by approximately 1,210 shareholders of record as of December 31, 2001. The following table sets out the high and low bid quotations as reported by Bloomberg Financial Services, Inc., for each quarterly period during 2000-2001, and the cash dividends paid. (Adjustments have been made for the three-for-two stock split declared in July 2001.)

	2001			2000

	Cash			Cash
	Dividend	High	Low	Dividend	High	Low

First Quarter	0.18	15.25	14.50	0.15	14	13.67
Second Quarter		15.40	14.50		16	13.67
Third Quarter		19	15		15.92	14.33
Fourth Quarter		17	16.50		14.58	14.42

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors from time to time and paid out of funds legally available. Because the Company’s consolidated net income consists largely of the net income of the Bank, Bancorp’s ability to pay dividends depends upon its receipt of dividends from the Bank. The Bank’s ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation — Dividends.” The declaration of dividends by Bancorp is discretionary and depends on Bancorp’s earnings and financial condition, regulatory limitations, tax considerations and other factors. While the Board of Directors expects to continue to declare dividends annually, there can be no assurance that dividends will be paid in the future.

ITEM 6. Selected Consolidated Financial Data

The Selected Consolidated Financial Data required by this Item is included in Bancorp’s Annual Report for 2001 under the heading “Selected Consolidated Financial Data” at page 24, filed as Exhibit 13 of this report, and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The Management’s Discussion and Analysis of Financial Condition and Result of Operations is included in Bancorp’s Annual Report for 2001 at pages 25-35, filed as Exhibit 13 of this report, and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The discussion relating to the Quantitative and Qualitative Disclosures About Market Risk is included in Bancorp’s Annual Report for 2001 at page 32 under the heading, “Interest Rate Risk,” filed as Exhibit 13 of this report, and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplemental Data

See “Index to Consolidated Financial Statements” on page 18 of this report. The Financial Statements and Supplemental Data required by this Item are included in Bancorp’s Annual Report for 2001, filed as Exhibit 13 of this report, and are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10. Directors and Executive Officers of EvergreenBancorp, Inc.

Information regarding directors of Bancorp is included in Bancorp’s Proxy Statement for its 2002 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Information with Respect to Nominees,” “Executive Officers and Management,” and “Compliance with Section 16(a) Filing Requirements” and is incorporated herein by reference. References within the Proxy Statement to “the Company” refer only to Bancorp.

ITEM 11. Executive Compensation

Information concerning compensation of executive officers and directors is included in Bancorp’s Proxy Statement under the headings “Meetings and Committees of the Board of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is included in Bancorp’s Proxy Statement under the headings “Information with Respect to Nominees” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included in Bancorp’s Proxy Statement under the headings entitled “Information with Respect to Nominees” and “Transactions with Management” and is incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) FINANCIAL STATEMENTS

Financial statements required by this item are listed in the accompanying Index to Consolidated Financial Statements on page 18 of this report.

     (a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

     (b)  REPORTS ON FORM 8-K

Bancorp did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

     (c)  EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation
3.2	Bylaws
10.1	2000 Stock Option Plan
10.2	Executive Deferred Compensation Plan
10.3	Directors’ Deferred Compensation Plan
13	Selected Consolidated Financial Data; Management’s Discussion and Analysis and Result of Operations; Report of Independent Auditors; Quantitative and Qualitative Disclosure About Market Risk and Audited Financial Statements, which are part of the 2001 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23	Independent Auditors’ Consent

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of March, 2002.

EVERGREENBANCORP, INC.

BY: /s/ Gerald O. Hatler
Gerald O. Hatler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 21st day of March, 2002.

Executive Officers

/s/ Gerald O. Hatler Gerald O. Hatler	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William G. Filer II William G. Filer II	Sr. Vice President and Chief Financial Officer (Principal Accounting Officer)

Remaining Directors

/s/ Marceline Duncan Marceline Duncan	/s/ Carole J. Grisham Carole J. Grisham

/s/ Richard W. Baldwin Richard W. Baldwin	/s/ Robert W. Howisey Robert W. Howisey

/s/ C. Don Filer C. Don Filer	/s/ Stan W. McNaughton Stan W. McNaughton

/s/ J. Thomas Handy J. Thomas Handy	/s/ Gladys M. Perry Gladys M. Perry

EVERGREENBANCORP, INC.
Index to Consolidated Financial Statements

(Item 14(a))

The following documents are included in the Bancorp’s 2001 Annual Report to Stockholders and are incorporated herein by reference from Exhibit 13 to this report.

Annual Report
Page

Report of Independent Auditors	36
Consolidated Balance Sheets, December 31, 2001, and 2000	37
For the Years Ended December 31, 2001, 2000, and 1999
Consolidated Statements of Income	38
Consolidated Statements of Stockholders’ Equity	39
Consolidated Statements of Cash Flows	40
Notes to Financial Statements	41-61