Form 10-Q
period 2002-03-31
EVERGREENBANCORP INC
filed 2002-05-15
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File No. 000-32915

EVERGREENBANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON	91-2097262

(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification Number

301 Eastlake Avenue East
Seattle, Washington 98109-5407
(Address of Principal Executive Offices) (Zip Code)

(206) 628-4250
(Registrant’s Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding as of March 31, 2002: 934,817 shares
No Preferred stock were issued or outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

The following financial statements are presented for the registrant, EvergreenBancorp, Inc.

Balance Sheets — March 31, 2002 and December 31, 2001.

Statements of Income — For the three-month periods ended March 31, 2002 and 2001.

Statements of Changes in stockholders’ Equity — For the three-month periods ended March 31, 2002 and 2001.

Statements of Cash Flows — For the three-month periods ended March 31, 2002 and 2001.

Notes to consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Changes in Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

(b)	Reports on Form 8-K

PART I — CONSOLIDATED FINANCIAL INFORMATION

Item 1. Financial Statements

EvergreenBancorp, Inc. and Subsidiary

Consolidated Statements of Condition

March 31, 2002 and December 31, 2001
(in thousands)
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents:
Cash and due from banks	$7,553	$9,319
Interest-bearing deposits in financial institutions	1,895	1,547
Federal funds sold	21,100	6,300

Cash and cash equivalents	30,548	17,166

Investment securities:
Available for sale	15,265	15,214

Total investment securities	15,265	15,214

Loans	121,876	122,219
Less allowance for loan losses	(1,613)	(1,498)

Net loans	120,263	120,721

Premises and equipment	1,888	1,925
Accrued income and other assets	1,440	1,339

TOTAL ASSETS	$169,404	$156,365

LIABILITIES
Deposits:
Noninterest bearing	$33,848	$38,233
Interest bearing	106,753	92,111

Total Deposits	140,601	130,344

Federal funds purchased and securities sold under agreements to repurchase	7,951	5,597
Federal Home Loan Bank advances	4,355	4,005
Accrued expenses and other liabilities	1,650	1,681

TOTAL LIABILITIES	$154,557	$141,627

STOCKHOLDERS’ EQUITY
Preferred stock: No par value; 100,000 shares authorized;
issued and outstanding — none	0	0
Common stock and surplus: No par value;
15,000,000 shares authorized; 934,817 shares issued and outstanding	11,485	11,485
Retained earnings	3,331	3,198
Accumulated other comprehensive income(loss)	31	55

TOTAL STOCKHOLDERS’ EQUITY	14,847	14,738

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,404	$156,365

See accompanying notes to consolidated financial statements.

EvergreenBancorp, Inc. and Subsidiary

Consolidated Statements of Income

Three-month periods ended March 31, 2002 and 2001
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,

	2002	2001

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$2,515	$2,716
Federal funds sold and other	49	109
Investment securities:
Held to maturity	0	40
Available for sale	147	122

TOTAL INTEREST AND DIVIDEND INCOME	2,711	2,987

INTEREST EXPENSE:
Deposits	587	1,001
Federal funds purchased and securities sold under agreements to repurchase	18	94
Advances from Federal Home Loan Bank	63	31

TOTAL INTEREST EXPENSE	668	1,126

NET INTEREST INCOME	2,043	1,861
Provision for loan losses	89	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,954	1,711

NONINTEREST INCOME:
Service charges on deposit accounts	167	200
Merchant credit card processing	286	276
Gain on sale of loans and available-for-sale securities	0	19
Other noninterest income	139	298

TOTAL NONINTEREST INCOME	592	793

NONINTEREST EXPENSE
Salaries and employee benefits	969	946
Merchant credit card processing	242	230
Occupance and equipment	297	245
Other noninterest expense	593	576

TOTAL NONINTEREST EXPENSE	2,101	1,997

INCOME BEFORE INCOME TAX EXPENSE	445	507

INCOME TAX EXPENSE	144	169

NET INCOME	$301	$338

Basic earnings per share of common stock*	$0.32	$0.34
Weighted average number of common stock outstanding-basic*	934,817	995,193
Diluted earnings per share of common stock*	$0.30	$0.33
Shares outstanding and assumed conversions-diluted*	989,385	1,033,818

                   *  Retroactively adjusted for the shares issued pursuant to the 2001 three-for-two stock split.

See accompanying notes to consolidated financial statements.

EvergreenBancorp, Inc and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the three-month periods ended March 31, 2002 and 2001
(in thousands, except shares)
(unaudited)

						Accumulated
						Other	Total
	Common Stock	Common stock	Common stock		Retained	Comprehensive	Stockholders'
	Shares	and surplus	Par Value	Surplus	Earnings	Income (loss)	Equity

Balance at January 01, 2001	663,462		$6,634	$5,838	$2,124	($19)	$14,577

Comprehensive income
Net income					338		338
Other comprehensive income, net of tax:
Change in unrealized gain(loss) on securities available for sale, net of deferred income tax of $37						72
Reclassification adjustments included in net income, net of deferred tax of $(6)						(13)	59

Total comprehensive income							$397
Change in par value of common stock from $10 to $1 par value			(5,971)	5,971
Cash dividends paid ($.167 per share)*					(166)		(166)

Balance at March 31, 2001	663,462		$663	$11,809	$2,296	$40	$14,808

Balance at January 1, 2002	934,817	$11,485	$0	$0	$3,198	$55	$14,738

Comprehensive income
Net income					301		301
Other comprehensive income, net of tax:
Change in unrealized gain(loss) on securities available for sale, net of deferred income tax benefit of $(10)						(24)	(24)

Total comprehensive income							277
Cash dividends paid ($.18 per share)					(168)		(168)

Balance at March 31, 2002	934,817	$11,485	$0	$0	$3,331	$31	$14,847

                   *  Retroactively adjusted for the shares issued pursuant to the 2001 three-for-two stock split.

See accompanying notes to consolidated financial statements.

EvergreenBancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Three-month periods ended March 31, 2002 and 2001
(in thousands)
(unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$301	$338
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	113	77
Provision for loan losses	89	150
Net amortization of premium (accretion of discount) on investment securities	6	5
(Gain)/loss from sale of available-for-sale securities	0	(19)
Federal Home Loan Bank stock dividend	(18)	(18)
Other changes, net	(142)	284

Net Cash provided (used) by operating activities	349	817

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of held-to-maturity securities	0	30
Proceeds from sales/maturities of available-for-sale securities	30	4,019
Purchases of available-for-sale securities	(83)
Net (increase) decrease in loans	369	(2,503)
Purchases of premises and equipment	(76)	(65)

Net Cash provided (used) by investing activities	240	1,481

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest bearing deposits	(4,385)	(6,995)
Net increase (decrease) in interest bearing deposits	14,642	4,448
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	2,354	843
Advances from Federal Home Loan Bank	350	0
Dividends paid	(168)	(166)

Net cash provided (used) by financing activities	12,793	(1,870)

Net increase (decrease) in cash and cash equivalents	13,382	428

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,166	22,415

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,548	$22,843

Supplemental disclosures of cash flow information
Interest Paid	$814	$1,152
Income Taxes Paid	0	$262
Total change in unrealized gains (losses) on available-for-sale securities	(14)	109

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
EVERGREENBANCORP, INC.

Quarterly period ended March 31, 2002
(UNAUDITED)

Basis of presentation: The accompanying unaudited consolidated financial statements, which include the accounts of EvergreenBancorp, Inc. and its wholly owned subsidiary, EvergreenBank, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2001, that was filed by EvergreenBancorp, Inc. with the United States Securities and Exchange Commission.

Organization: EvergreenBancorp, Inc. (“Bancorp”) was formed February 9, 2001 and is a Washington corporation chartered as a bank holding company. Bancorp holds all of the issued and outstanding shares of EvergreenBank (the “Bank”). The Bank is a Washington state chartered financial institution that engages in general commercial and consumer banking operations. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Bank offers a broad spectrum of personal and business banking services, including commercial, consumer and real estate lending. The Bank’s offices are centered in the Puget Sound region in the Seattle, Lynnwood and Bellevue communities.

Holding company information: The Bank became a wholly owned subsidiary of Bancorp on June 20, 2001 in accordance with the Plan and Agreement of Reorganization and Merger dated February 14, 2001 (the “Plan”), and provided that each share of the Bank’s common stock be exchanged for an equal number of shares of the common stock of Bancorp. The Plan also provided that the reorganization be treated similarly to a “pooling of interest” for accounting and financial reporting purposes. Accordingly, the capital accounts of the Bank as of June 20, 2001 were carried forward, without change, as the capital accounts of Bancorp.

Accounting: The accounting and reporting policies of Bancorp and the Bank, collectively referred to as the “Company”, conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant of these policies.

Principles of consolidation and use of estimates: The accompanying consolidated financial statements include the combined accounts of Bancorp and the Bank, for all periods reported. Significant intercompany balances and transactions have been eliminated.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
EVERGREENBANCORP, INC.

Quarterly period ended March 31, 2002
(UNAUDITED)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the general practices in the banking industry. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to possible changes in the near term relate to the determination of the allowance for losses on loans, the carrying values of securities, and deferred tax assets. An estimate of possible changes or range of possible changes cannot be made related to these items.

Reclassifications: Certain items in prior period’s financial statements have been reclassified to conform with the current period’s presentation. These reclassifications did not change previously reported stockholders’ equity or net income.

Parent company only financial information: The following table illustrates the condensed balance sheet at March 31, 2002 and December 31, 2001, and the related condensed statements of income and cash flows for the quarterly period ended March 31, 2002 for EvergreenBancorp, Inc., without including the accounts of its subsidiary, EvergreenBank:

Condensed balance sheets (in thousands):

	MARCH 31,	DECEMBER 31,
	2002	2001

Assets:
Due from EvergreenBank	$83	$83
Investment in EvergreenBank	14,764	14,655

Total assets	$14,847	$14,738

Liabilities and stockholders’ equity:
Stockholders’ equity:
Preferred stock	$	$
Common stock and surplus	11,485	11,485
Retained earnings	3,331	3,198
Accumulated other comprehensive income	31	55

Total liabilities and stockholders’ equity	$14,847	$14,738

Condensed statement of income (in thousands):

THREE MONTHS
ENDED
MARCH 31, 2002

Income:
Dividend from EvergreenBank	$168

Income before equity in undistributed income of subsidiary	168
Equity in undistributed income of subsidiary	133

Net income	$301

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
EVERGREENBANCORP, INC.

Quarterly period ended March 31, 2002
(UNAUDITED)

Condensed statement of cash flows (in thousands):

THREE MONTHS
ENDED
MARCH 31, 2002

Cash flows from operating activities:
Net income	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(133)

Net cash provided by operating activities	168

Cash flows from financing activities:
Dividends paid	(168)

Net cash provided (used) by financing activities	(168)

Net increase in cash	0
Cash on deposit with EvergreenBank at beginning of period	83

Cash on deposit with EvergreenBank at end of period	$83

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the consolidated operating results and financial condition of EvergreenBancorp, Inc. (“Bancorp”) and its wholly-owned subsidiary EvergreenBank (the “Bank”), collectively referred to as the “Company”, for the first quarter of 2002. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same period in 2001 and to the previous year ended December 31, 2001. For additional information, refer to the consolidated financial statements and footnotes of EvergreenBancorp, Inc. for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Net Income

The Company reported net income of $301,000 for the first quarter of 2002, compared to $338,000 for the first quarter of 2001, a reduction of 10.95 percent. Earnings per basic common share were $0.32 for the first quarter of 2002 compared to $0.34 for the first quarter of 2001. The results from first quarter of 2001 included two nonrecurring items which impacted the results: additional revenue of $143,000 from the repurchase of shares in an ATM electronic services provider, offset by expense of $50,000 associated with the formation of EvergreenBancorp, Inc. Return on average assets was 0.76 percent for the first quarter of 2002 and 0.95 percent for the first quarter of 2001. Return on average common equity was 8.18 percent for the first quarter of 2002 and 9.18 percent for the first quarter of 2001.

Net Interest Income

Net interest income was $2,043,000 for the first quarter of 2002, compared to $1,861,000 for the same quarter a year ago, an increase of 9.78 percent. The increase in the net interest income for the first quarter was primarily due to increased lending activity and an improved mix of earning assets.

Interest income for the three months ended March 31, 2002 was $2,711,000 compared to $2,987,000 for the three months ended March 31, 2001, a decrease of $276,000 or 9.24 percent. This decrease was primarily the result of falling interest rates offset by growth in loan volume. Average loans outstanding for the three months ended March 31, 2002 were $6,918,000 higher than the three months ended March 31, 2001.

Interest expense for the three months ended March 31, 2002 was $668,000 compared to $1,126,000 for the three months ended March 31, 2001, a decrease of $458,000 or 40.67 percent. The decrease was primarily the result of falling interest rates during 2001 and a higher percentage mix of lower cost deposits.

Noninterest Income/Expense

Noninterest income in the first quarter of 2002 was $592,000 compared to $793,000 in the same quarter of 2001, a reduction of $201,000 or 25.35 percent. Last year’s results included additional revenue of $143,000 resulting from the repurchase of our share in a company that provides ATM electronic services.

Noninterest expense was $2,101,000 in the first quarter of 2002, compared to $1,997,000 in the same quarter of 2001, an increase of $104,000 or 5.21 percent. The increase was mostly due to increased costs, including premises and equipment, associated with opening a new office in 2001.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate by management to absorb estimated losses over the life of the portfolio.

Management periodically evaluates the adequacy of the allowance based upon a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans and concentrations of credit, estimated value of underlying collateral, past loss experience, current economic conditions, loan commitments outstanding and other factors.

The following table sets forth the changes in the Company’s allowance for loan losses at the dates indicated.

	Three months ended March 31

	2002	2001

Balance at beginning of period	$1,498,000	$1,323,000

Provision for possible credit losses	89,000	150,000

Charge-offs	(8,000)	(10,000)

Recoveries	34,000	1,000

Net Recoveries (Charge-offs)	26,000	(9,000)

Balance at end of period	$1,613,000	$1,464,000

At March 31, 2002, the allowance for loan losses stood at $1,613,000 compared to $1,498,000 at December 31, 2001, and $1,464,000 at March 31, 2001. The ratio of the allowance to total loans outstanding was 1.32 percent, 1.23 percent and 1.27 percent, respectively at March 31, 2002, December 31, 2001, and March 31, 2001.

Non-performing Assets and Foreclosed Real Estate

Non-performing assets totaled $975,000 at March 31, 2002. This represented 0.8 percent of total loans and foreclosed real estate compared to $1,155,000 or 0.95 percent at December 31, 2001, and $661,000 or 0.58 percent at March 31, 2001.

Analysis of Non-Performing Assets	March 31,	December 31,	March 31,
(in thousands)	2002	2001	2001

Accruing Loans past due 90 days or more	488	602	288

Non-accrual loans	487	553	373

Foreclosed real estate	0	0	0

Total	975	1,155	661

Income Taxes

Accrued income taxes applicable to income for the three-month period ended March 31, 2002 were $144,000 compared to $169,000 for the same period in 2001. Pretax income for the three months ended March 31, 2002 totaling $445,000 was down $62,000 from the $507,000 for the three months ended March 31, 2001. The effective tax rates for these periods were 32.35 percent and 33.33 percent, respectively.

FINANCIAL CONDITION

Loans and Investments

At March 31, 2002, loans totaled $121,876,000, a reduction of $343,000 or 0.28 percent over December 31, 2001 and an increase of $6,324,000 or 5.47 percent over the level reported at March 31, 2001. At March 31, 2002, the Bank had $89,581,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

Types of Loans

The major classifications of loans net of unearned income in the Bank’s portfolio at March 31, 2002 and December 31, 2001 were:

(in thousands)	2002	2001

Commercial	$52,308	$53,791

Real estate:

Commercial	32,645	28,349

Construction	7,439	7,002

Residential 1-4 family	12,381	13,942

Consumer and other	17,103	19,135

Total	$121,876	$122,219

At March 31, 2002, investments totaled $15,265,000, an increase of $51,000 or 0.33 percent over December 31, 2001 and an increase of $4,054,000 or 36.16 percent over the level reported at March 31, 2001. In 2001, the Company restructured the investment portfolio to bolster liquidity and reduce interest rate risk. Specifically, the Company reduced levels of intermediate term (two to five years) investment securities and increased short term (one year or less) liquidity investments.

Deposits and Borrowings

At March 31, 2002, total deposits were $140,601,000, compared to $130,344,000 at December 31, 2001 and $122,878,000 at March 31, 2001. This represents a 7.87 percent increase from December 31, 2001 and a 14.42 percent increase from March 31, 2001. Non-interest bearing deposits totaled $33,848,000 at March 31, 2002 compared to $38,233,000 at December 31, 2001 and $30,931,000 at March 31, 2001. Interest bearing deposits totaled $106,753,000, an increase of $14,806,000 or 16.10 percent over March 31, 2001 and $14,642,000 or 15.90 percent over the level reported at December 31, 2001.

At March 31, 2002, total borrowings, consisting of Federal Home Loan Bank advances were $4,355,000, compared to $4,005,000 at December 31, 2001 and $2,000,000 at March 31, 2001. This represents a 8.74 percent increase from December 31, 2001 and a 117.75 percent increase from March 31, 2001 due to liquidity needs.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $14,847,000 at March 31, 2002, an increase of $109,000 or .74 percent over December 31, 2001 and an increase of $39,000 or 0.26 percent over March 31, 2001. The increase in capital over last year is principally due to retained earnings substantially offset by cash dividends and by the repurchase for $997,000 of common stock held by shareholders dissenting to the holding company formation in June 2001.

Cash dividends paid year-to-date at March 31, 2002 totaled $168,000 (18 cents per share) and for the year ended December 31, 2001 and the three months ended March 31, 2001 totaled $166,000 (16.7 cents per share). Book value per share was $15.88 at March 31, 2002 compared to $15.77 at December 31, 2001 and $14.88 at March 31, 2001. Book value per share is calculated by dividing total equity by total shares outstanding, giving retroactive effect to the July 2001 three-for-two stock split.

The following table displays the capital ratios at March 31, 2002 and December 31, 2001 for EvergreenBancorp and Bank. As the table illustrates, the capital ratios exceeded those required to be considered well-capitalized.

					Minimum to Be Well
					Capitalized
					Under the Prompt
			Minimum for Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2002

Total Capital (to risk-weighted assets)

EvergreenBancorp	$16,428	12.42%	$10,579	8.00%	$13,224	10.00%

EvergreenBank	16,345	12.36%	10,579	8.00%	13,224	10.00%

Tier 1 Capital (to risk-weighted assets)

EvergreenBancorp	14,816	11.20%	5,290	4.00%	7,935	6.00%

EvergreenBank	14,733	11.14%	5,290	4.00%	7,935	6.00%

					Minimum to Be Well
					Capitalized
					Under the Prompt
			Minimum for Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital (to average assets)

EvergreenBancorp	14,816	9.33%	6,349	4.00%	7,936	5.00%

EvergreenBank	14,733	9.28%	6,349	4.00%	7,936	5.00%

December 31, 2001

Total Capital (to risk-weighted assets)

EvergreenBancorp	16,181	12.78%	10,132	8.00%	12,665	10.00%

EvergreenBank	16,099	12.71%	10,131	8.00%	12,663	10.00%

Tier 1 Capital (to risk-weighted assets)

EvergreenBancorp	14,683	11.59%	5,066	4.00%	7,599	6.00%

EvergreenBank	14,601	11.53%	5,065	4.00%	7,598	6.00%

Tier 1 Capital (to average assets)

EvergreenBancorp	14,683	9.57%	6,135	4.00%	7,669	5.00%

EvergreenBank	14,601	9.68%	6,032	4.00%	7,540	5.00%

Liquidity

Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liquidity management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.

In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. More than 75 percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings, and planned maturities and sales of investments and loans.

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 2002 and 2001. See Form 10K for the year ended December 31, 2001 for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in information about market risk that was provided in the Company’s Form 10-K for the year ended December 31, 2001.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which EvergreenBancorp, Inc. or its subsidiary is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Bancorp held its annual meeting of stockholders on April 18, 2002, at which the election of directors was held. All nine of the persons nominated were elected to serve a one, two or three year term to expire when indicated, and the votes cast are as shown:

	Term	Number of	Number of
Director Candidate	Expires	Votes For	Votes Withheld

Richard W. Baldwin	2005	754711	2055

Marceline Duncan	2004	749067	7699

C. Don Filer	2005	749356	7410

Carole J. Grisham	2004	754846	1920

J. Thomas Handy	2004	751624	5142

Gerald O. Hatler	2003	754696	2070

Robert W. Howisey	2005	751464	5302

Stan W. McNaughton	2003	753946	2820

Gladys M. Perry	2003	748617	8149

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Agreement of Lease dated March 29, 2002 between EvergreenBank and PEMCO Mutual Insurance Company relating to lease of premises in Seattle, King County, Washington

10.2	Agreement of Lease dated March 29, 2002 between EvergreenBank and PEMCO Mutual Insurance Company relating to lease of premises in Lynnwood, Snohomish County, Washington

(b)	Reports on Form 8-K

None

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of May, 2002.

EVERGREENBANCORP, INC.

/s/ WILLIAM G. FILER II William G. Filer II Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

10.1	Agreement of Lease dated March 29, 2002 between EvergreenBank and PEMCO Mutual Insurance Company relating to lease of premises in Seattle, King County, Washington

10.2	Agreement of Lease dated March 29, 2002 between EvergreenBank and PEMCO Mutual Insurance Company relating to lease of premises in Lynnwood, Snohomish County, Washington