Form 10-Q
period 2002-06-30
EVERGREENBANCORP INC
filed 2002-08-14
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

[ ]	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________________ to _______________________

Commission File No. 000-32915

EVERGREENBANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON	91-2097262

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Common Stock, no par value, outstanding as of June 30, 2002: 935,417 shares
No Preferred stock were issued or outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

The following financial statements are presented for the registrant, EvergreenBancorp, Inc.

1.	Balance Sheets — June 30, 2002 and December 31, 2001.

2.	Statements of Income — For the three-month and six-month periods ended June 30, 2002 and 2001.

3.	Statements of Changes in Stockholders’ Equity — For the six-month periods ended June 30, 2002 and 2001.

4.	Statements of Cash Flows — For the six-month periods ended June 30, 2002 and 2001.

5.	Notes to Consolidated Interim Financial Information.

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

     (a)  Exhibits

     (b)  Reports on Form 8-K

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EvergreenBancorp, Inc.
Consolidated statements of condition
(in thousands)
(unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents:
Cash and due from banks	$6,584	$9,319
Interest- bearing deposits in financial institutions	2,348	1,547
Federal funds sold	11,030	6,300

Total cash and cash equivalents	19,962	17,166

Investment securities:
Available for sale	23,420	15,214

Total investment securities	23,420	15,214

Loans	121,031	122,219
Allowance for loan losses	(1,698)	(1,498)

Net loans	119,333	120,721

Premises and equipment	1,867	1,925
Accrued income and other assets	1,614	1,339

TOTAL ASSETS	$166,196	$156,365

LIABILITIES
Deposits:
Noninterest bearing	$36,753	$38,233
Interest bearing	91,267	92,111

Total Deposits	128,020	130,344

Federal funds purchased and securities sold under agreements to repurchase	5,561	5,597
Advances from Federal Home Loan Bank	10,793	4,005
Guaranteed preferred beneficial interests in subordinated debt	5,000
Accrued expenses and other liabilities	1,612	1,681

TOTAL LIABILITIES	$150,986	$141,627

STOCKHOLDERS’ EQUITY
Preferred stock: No par value; 100,000 shares authorized; issued and outstanding — none	0	0
Common stock and surplus: No par value; 15,000,000 shares authorized; 935,417 and 934,817 shares issued and outstanding	11,494	11,485
Retained earnings	3,666	3,198
Accumulated other comprehensive income (loss)	50	55

TOTAL STOCKHOLDERS’ EQUITY	15,210	14,738

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,196	$156,365

See accompanying notes to consolidated financial statements.

EvergreenBancorp, Inc.
Consolidated statements of income

Three-month and six-month periods ended June 30, 2002 and 2001
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

INTEREST AND DIVIDEND INCOME
Loans, including fees	$2,522	$2,756	$5,037	$5,472
Federal funds sold and other	60	157	109	266
Investment securities:
Held to maturity	0	26	0	66
Available for sale	147	96	294	218

TOTAL INTEREST AND DIVIDEND INCOME	2,729	3,035	5,440	6,022

INTEREST EXPENSE
Deposits	544	1,004	1,131	2,005
Federal funds purchased and securities sold under agreements to repurchase	15	74	33	168
Advances from Federal Home Loan Bank	76	56	139	87
Interest expense on guaranteed preferred beneficial interests in subordinated debt	30	0	30	0

TOTAL INTEREST EXPENSE	665	1,134	1,333	2,260

NET INTEREST INCOME	2,064	1,901	4,107	3,762
Provision for loan losses	99	158	188	308

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,965	1,743	3,919	3,454

NONINTEREST INCOME
Service charges on deposit accounts	169	177	336	377
Merchant credit card processing	231	335	517	611
Gain on sales of loans and available-for-sale securities	0	23	0	42
Other noninterest income	173	164	312	462

TOTAL NONINTEREST INCOME	573	699	1,165	1,492

NONINTEREST EXPENSE
Salaries and employee benefits	944	948	1,913	1,894
Merchant credit card processing	199	284	441	514
Occupancy and equipment	294	290	591	485
Other noninterest expense	599	466	1,192	1,092

TOTAL NONINTEREST EXPENSE	2,036	1,988	4,137	3,985

INCOME BEFORE INCOME TAX EXPENSE	502	454	947	961
INCOME TAX EXPENSE	167	132	311	301

NET INCOME	$335	$322	$636	$660

Basic earnings per share of common stock*	$0.36	$0.33	$0.68	$0.67
Weighted average number of common stock shares outstanding-basic*	935,325	987,813	935,072	991,483
Diluted earnings per share of common stock*	$0.34	$0.31	$0.64	$0.64
Weighted average number of common stock shares outstanding and assumed conversions-diluted*	999,846	1,035,704	994,645	1,034,766

*	Retroactively adjusted for the shares issued pursuant to the 2001 three- for -two stock split.

See accompanying notes to consolidated financial statements.

EvergreenBancorp, Inc

Consolidated Statements of Stockholders’ Equity
For the six-month periods ended June 30, 2002 and 2001
(in thousands, except shares and per share data)
(unaudited)

						Accumulated
						Other	Total
	Common Stock	Common stock	Common stock		Retained	Comprehensive	Stockholders'
	Shares	and surplus	Par Value	Surplus	Earnings	Income	Equity

Balance at January 01, 2001	663,462		$6,634	$5,838	$2,124	($19)	$14,577

Comprehensive income:
Net income					660		660
Other comprehensive income, net of tax:
Change in unrealized gain(loss) on securities available for sale, net of deferred income tax of $40						79
Reclassification adjustments included in net income, net of deferred income tax benefit of $(14)						(28)	51

Total comprehensive income							711
Cumulative effect of reclassifying certain securities from held to maturity to available for sale as of June 1, 2001, net of deferred income tax of $16						31	31
Change in par value of common stock from $10 to $1 par value			(5,971)	5971
Cash dividends paid ($0.167 per share)*					(166)		(166)
Repurchase of common stock	(40,700)		(40)	(957)			(997)

Balance at June 30, 2001	622,762	0	623	10,852	$2,618	$63	$14,156

Balance at January 1, 2002	934,817	$11,485	$0	$0	$3,198	$55	$14,738

Comprehensive income:
Net income					636		636
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $(3)						(5)	(5)

Total comprehensive income							631
Exercise of stock options	600	9					9
Cash dividend paid ($0.18 per share)					(168)		(168)

Balance at June 30, 2002	935,417	$11,494	$0	$0	$3,666	$50	$15,210

*	Retroactively adjusted for the shares issued pursuant to the 2001 three-for-two stock split.

See accompanying notes to consolidated financial statements.

EvergreenBancorp, Inc.

Consolidated statements of cash flows
Six-month periods ended June 30, 2002 and 2001
(in thousands)
(unaudited)

	Six Months ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$636	$660
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	229	156
Provision for loan losses	188	307
Net amortization of premium (accretion of discount) on investment securities	12	10
(Gain)/loss from sale of available-for-sale securities	0	(42)
Federal Home Loan Bank stock dividend	(18)	(39)
Other changes, net	(356)	538

Net Cash provided(used) by operating activities	691	1,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of held-to-maturity securities	0	30
Proceeds from sales and maturities of available-for-sale securities	165	7,855
Purchases of available-for-sale securities	(8,358)	(1,016)
Net (increase) decrease in loans	1,200	(4,968)
Purchases of premises and equipment	(171)	(279)

Net Cash provided (used) by investing activities	(7,164)	1,622

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest bearing deposits	(1,480)	(6,542)
Net increase (decrease) in interest bearing deposits	(844)	5,925
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(36)	(1,621)
Advances from Federal Home Loan Bank	6,800	2,005
Repayment of advances from Federal Home Loan Bank	(12)
Proceeds from issuance of guaranteed preferred beneficial interests in subordinated debt	5,000
Repurchase of common stock		(997)
Exercise of stock options	9
Dividends paid	(168)	(166)

Net cash provided (used) by financing activities	9,269	(1,396)

Net increase (decrease) in cash and cash equivalents	2,796	1,816

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,166	22,415

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,962	$24,231

Supplemental disclosures of cash flow information
Interest Paid	$1,511	$2,155
Income Taxes Paid	335	427
Total change in unrealized gains (losses) on available-for-sale securities	9	119

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL INFORMATION
EVERGREENBANCORP, INC.

Quarterly period ended June 30, 2002
(UNAUDITED)

Basis of presentation: The accompanying unaudited consolidated financial statements include the accounts of EvergreenBancorp, Inc. (“Bancorp”) and its wholly owned subsidiaries (collectively referred to as the “Company”). As of June 30, 2002, Bancorp’s subsidiaries were EvergreenBank (the “Bank”) and EvergreenBancorp Capital Trust I (the “Trust”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Securities and Exchange Commission’s Form 10-Q. These financial statements do not include all of the information and footnotes required for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2001, filed by Bancorp with the United States Securities and Exchange Commission.

Organization: Bancorp was formed February 9, 2001 and is a Washington corporation chartered as a bank holding company. Bancorp owns all of the issued and outstanding shares of the Bank and all of the common securities issued by the Trust.

The Bank is a Washington state chartered financial institution that engages in general commercial and consumer banking operations. The Bank offers a broad spectrum of personal and business banking services, including commercial, consumer and real estate lending. The Bank’s offices are centered in the Puget Sound region in the Seattle, Lynnwood and Bellevue communities. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation.

The Trust is a Delaware business trust organized pursuant to a Declaration of Trust dated as of May 22, 2002. An Amended and Restated Declaration of Trust was executed May 23, 2002.

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

Accounting: The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant of these policies.

Principles of consolidation and use of estimates: The accompanying consolidated financial statements include the combined accounts of Bancorp, the Bank, and the Trust for all periods reported. All significant intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the general practices in the banking industry. The

NOTES TO CONSOLIDATED INTERIM FINANCIAL INFORMATION — CONTINUED
EVERGREENBANCORP, INC.

Quarterly period ended June 30, 2002
(UNAUDITED)

preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to possible changes in the near term relate to the determination of the allowance for losses on loans, the carrying values of securities, and deferred tax assets. An estimate of possible changes or range of possible changes cannot be made relative to these items.

Reclassifications: Certain items in prior periods’ financial statements have been reclassified to conform with the current period’s presentation. These reclassifications did not change previously reported stockholders’ equity or net income.

Investments: Investments include $7,650,000 in mortgage backed securities at June 30, 2002. This investment by the Bank in mortgage backed securities qualifies as collateral for advances from Federal Home Loan Bank.

Guaranteed preferred beneficial interests in subordinated debt: On May 23, 2002, Bancorp purchased 155 Floating Rate Common Securities (liquidation amount $1,000 per common security) (the “Common Security”) issued by the Trust. Also, on May 23, 2002, the Trust issued 5,000 Floating Rate Capital Securities (liquidation amount $1,000 per capital security) (the “Capital Securities”). The capital securities were sold in a private placement pursuant to exemption from registration under of the Securities Act of 1933. The proceeds of the issuance of the common and capital securities, net of issuing expenses, were used by the Trust to purchase $5,155,000 in principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by Bancorp. Bancorp invested $4,800,000 of the proceeds in the Bank. Distributions on the common and capital securities issued by the Trust are payable quarterly at a variable interest rate, reset quarterly, equal to the three-month London interbank offered rate plus 3.5 percent. The Company recognizes the distributions payable on the capital securities and the debentures as interest expense for financial reporting purposes. The debentures mature in 2032 and are redeemable at Bancorp’s option beginning in 2007. Issuing expenses are being amortized over the thirty year period. The capital securities are guaranteed on a subordinated basis by Bancorp with respect to distributions and amounts payable upon liquidation, redemption, or repayment. The capital securities qualify as Tier I capital for regulatory purposes.

NOTES TO CONSOLIDATED INTERIM FINANCIAL INFORMATION — CONTINUED
EVERGREENBANCORP, INC.

Quarterly period ended June 30, 2002
(UNAUDITED)

Parent company only financial information: The following table illustrates the condensed balance sheet at June 30, 2002 and December 31, 2001, and the related condensed statements of income for each of the three-month and six-month periods ended June 30, 2002 and 2001, and the condensed statements of cash flows for the six-month periods ended June 30, 2002 and 2001 for EvergreenBancorp, Inc., without including the accounts of its subsidiaries, the Bank and the Trust.

     Condensed balance sheets (in thousands):

	JUNE 30,	DECEMBER 31,
	2002	2001

Assets:
Due from EvergreenBank	$273	$83
Investment in EvergreenBank	19,790	14,655
Investment in EvergreenBancorp Capital Trust I	155
Accrued interest and other assets	212

Total assets	$20,430	$14,738

Liabilities and stockholders’ equity:
Accrued expenses and other liabilities	$65
Guaranteed preferred beneficial interests in subordinated debt	5,155
Stockholders’ equity:
Preferred stock
Common stock and surplus	11,494	$11,485
Retained earnings	3,666	3,198
Accumulated other comprehensive income	50	55

Total liabilities and stockholders’ equity	$20,430	$14,738

     Condensed statements of income (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2002	2001	2002	2001

Income:
Dividend from EvergreenBank	$155	$75	$323	$75
Expenses:
Interest expense on guaranteed preferred beneficial interests in subordinated debt	31		31

Income before equity in undistributed income of subsidiaries	124	75	292	75
Equity in undistributed income of subsidiaries	206		339
Distribution in excess of net income of subsidiaries		(31)		(31)

Income before income tax benefit	330	44	631	44
Income tax benefit	5		5

Net income	$335	$44	$636	$44

NOTES TO CONSOLIDATED INTERIM FINANCIAL INFORMATION — CONTINUED
EVERGREENBANCORP, INC.

Quarterly period ended June 30, 2002
(UNAUDITED)

     Condensed statements of cash flows (in thousands):

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

Cash flows from operating activities:
Net income	$636	$44
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(340)	31
Increase in accrued interest and other assets	(212)
Increase in accrued liabilities and other liabilities	65

Net cash provided by operating activities	149	75

Cash flows from investing activities:
Investment in EvergreenBank	(4,800)
Investment in EvergreenBancorp Capital Trust I	(155)

Net cash provided (used) by investing activities	(4,955)

Cash flows from financing activities:
Proceeds from issuance of guaranteed preferred beneficial interests in subordinated debt	5,155
Exercise of stock option	9
Dividends paid	(168)

Net cash provided (used) by financing activities	4,996

Net increase in cash	190	75
Cash on deposit with EvergreenBank at beginning of period	83	0

Cash on deposit with EvergreenBank at end of period	$273	$75

Subsequent event: On June 20, 2002, the Board of Directors declared a 15 percent stock dividend to stockholders of record on July 8, 2002, payable on July 15, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the consolidated operating results and financial condition of EvergreenBancorp, Inc. (“Bancorp”) and its wholly-owned subsidiaries (collectively referred to as the “Company”) for the second quarter of 2002. As of June 30, 2002, Bancorp’s subsidiaries were EvergreenBank (the “Bank”) and EvergreenBancorp Capital Trust I (the “Trust”) collectively referred to as the “Company”. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same period in 2001 and to the previous year ended December 31, 2001. For additional information, refer to the consolidated financial statements and footnotes of EvergreenBancorp, Inc. for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Net Income

The Company reported net income of $335,000 for the second quarter of 2002, compared to $322,000 for the second quarter of 2001, an increase of 4.04 percent. Earnings per basic common share were $0.36 for the second quarter of 2002 compared to $0.33 for the second quarter of 2001. Return on average common equity was 8.85 percent for the second quarter of 2002 and 8.66 percent for the second quarter of 2001.

For the six months of 2002 net income was $636,000, compared with $660,000 for the first six months of 2001, a decrease of 3.77 percent. Earnings per common share were $0.68 for the first six months of 2002 and $0.67 for the same period of 2001. The results from the first quarter of 2001 included two nonrecurring items which impacted the results: additional revenue of $143,000 from the repurchase of shares in an ATM electronic services provider, offset by expense of $50,000 associated with the formation of EvergreenBancorp, Inc. Return on average assets was 0.80 percent for the first half of 2002 and 0.90 percent for the same period of 2001. Return on average common equity was 8.52 percent for the first six months of 2002 and 8.92 percent for the same period of 2001.

Net Interest Income

Net interest income was $2,064,000 for the second quarter of 2002, compared to $1,901,000 for the same quarter a year ago, an increase of 8.57 percent. Net interest income was $4,107,000 for the first six months of 2002, compared with $3,762,000 for the six months of 2001, an increase of 9.17 percent. The increase in the net interest income for the second quarter was primarily due to increased lending activity and an improved mix of earning assets.

Interest income for the three months ended June 30, 2002 was $2,729,000 compared to $3,035,000 for the three months ended June 30, 2001, a decrease of $306,000 or 10.08 percent. This decrease was largely the result of falling interest rates offset by growth in loan volume. Average loans outstanding for the three months ended June 30, 2002 were $3,235,000 higher than the three months ended June 30, 2001. Interest income for the six months ended June 30, 2002 was $5,440,000 compared with $6,022,000 for the six months ended June 30, 2001, a decrease of 9.66 percent.

Interest expense for the three months ended June 30, 2002 was $665,000 compared to $1,134,000 for the three months ended June 30, 2001, a decrease of $469,000 or 41.36 percent. Interest expense for the six months ended June 30, 2002 was $1,333,000 compared with $2,260,000 for the same period a year ago, a decrease of $927,000 or 41.02 percent. The decrease was primarily the result of falling interest rates during 2001 and a higher percentage mix of lower cost deposits.

Noninterest Income/Expense

Noninterest income in the second quarter of 2002 was $573,000 compared to $699,000 in the same quarter of 2001, a reduction of $126,000 or 18.03 percent. Noninterest income for the six months ended June 30, 2002 was $1,165,000 compared with $1,492,000 for the same period of 2001, a decrease of $327,000 or 21.92 percent. The decrease was primarily due to reduction in revenue from merchant processing fees, gains on sales of available-for-sale securities, and last year’s 1st quarter results included additional revenue of $143,000 resulting from the repurchase of our share in a company that provides ATM electronic services.

Noninterest expense was $2,036,000 in the second quarter of 2002, compared to $1,988,000 in the same quarter of 2001, an increase of $48,000 or 2.41 percent. Noninterest expense was $4,137,000 for the six months of 2002, compared with $3,985,000 for the same period of 2001, an increase of $152,000 or 3.81 percent. The increase was primarily due to increased costs associated with opening a new office in 2001 and increased technology costs offset by reduced merchant processing expenses.

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

The following table sets forth the changes in the Company’s allowance for loan losses at the dates indicated.

	Three months ended June 30

	2002	2001

Balance at beginning of period	$1,613,000	$1,464,000
Provision for possible credit losses	99,000	158,000
Charge-offs	(15,000)	(136,000)
Recoveries	1,000	1,000
Net Recoveries (Charge-offs)	(14,000)	(135,000)

Balance at end of period	$1,698,000	$1,487,000

	Six months ended June 30

	2002	2001

Balance at beginning of period	$1,498,000	$1,323,000
Provision for possible credit losses	188,000	308,000
Charge-offs	(23,000)	(146,000)
Recoveries	35,000	2,000
Net Recoveries (Charge-offs)	12,000	(144,000)

Balance at end of period	$1,698,000	$1,487,000

At June 30, 2002, the allowance for loan losses stood at $1,698,000 compared to $1,498,000 at December 31, 2001, and $1,487,000 at June 30, 2001. The ratio of the allowance to total loans outstanding was 1.40 percent, 1.23 percent and 1.26 percent respectively at June 30, 2002, December 31, 2001, and June 30, 2001.

Non-performing Assets and Foreclosed Real Estate

Non-performing assets totaled $1,076,000 at June 30, 2002. This represented 0.89 percent of total loans and foreclosed real estate compared to $1,155,000 or 0.95 percent at December 31, 2001, and $1,132,000 or 0.96 percent at June 30, 2001.

	June 30,	December 31,	June 30,
	2002	2001	2001

Analysis of Non-Performing Assets (in thousands)
Accruing Loans past due 90 days or more	246	602	818
Non-accrual loans	830	553	314
Foreclosed real estate	0	0	0

Total	1,076	1,155	1,132

Income Taxes

Accrued income taxes applicable to income for the three-month period ended June 30, 2002 were $167,000 compared to $132,000 for the same period in 2001. Pretax income for the three months ended June 30, 2002 totaling $502,000 was down $48,000 from the $454,000 for the three months ended June 30, 2001. The effective tax rates for these periods were 33.27 percent and 29.07 percent respectively.

FINANCIAL CONDITION

Loans and Investments

At June 30, 2002, loans totaled $121,031,000, a reduction of $1,188,000 or 0.97 percent over December 31, 2001 and an increase of $3,144,000 or 2.67 percent over the level reported at June 30, 2001. At June 30, 2002, the Bank had $89,531,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

Types of Loans

The major classification of loans net of unearned income in the Bank’s portfolio at June 30, 2002 and December 31, 2002 were:

	2002	2001

	(in thousands)
Commercial	$50,230	$53,791
Real Estate:
Commercial	35,254	28,349
Construction	6,632	7,002
Residential 1-4 family	12,638	13,942
Consumer and other	16,277	19,135

Total	$121,031	$122,219

At June 30, 2002, investments totaled $23,420,000, an increase of $8,206,000 or 53.94 percent over December 31, 2001 and an increase of $15,046,000 or 179.68 percent over the level reported at June 30, 2001. In the second quarter of 2002, the Company added $7,650,000 of mortgage-backed securities to the investment portfolio to improve portfolio earnings and bolster liquidity.

Deposits

At June 30, 2002, total deposits were $128,020,000, compared to $130,344,000 at December 31, 2001 and $124,808,000 at June 30, 2001. This represents a 1.78 percent decrease from December 31, 2001 and a 2.57 percent increase from June 30, 2001. Non-interest bearing deposits totaled $36,753,000 at June 30, 2002 compared to $38,233,000 at December 31, 2001 and $31,384,000 at June 30, 2001. Interest bearing deposits totaled $91,267,000, a decrease of $2,157,000 or 2.3 percent from June 30, 2001 and decrease of $844,000 or 0.92 percent from the level reported at December 31, 2001.

Borrowings

At June 30, 2002, Federal Home Loan Bank borrowings were $10,793,000, compared to $4,005,000 at December 31, 2001 and at June 30, 2001. This represents a 169.49 percent increase from December 31, 2001 and from March 31, 2001. In the second quarter of 2002, the Company increased Federal Home Loan Bank borrowings by $6,450,000 and invested most of the proceeds in investment securities and loans.

During the second quarter of 2002, the Trust issued 30 year Floating Rate Capital Securities to a third party investor for an aggregate of $5 million in a private placement exempt from registration under the Securities Act of 1933. The proceeds of this issuance were utilized by the Trust to purchase debentures in Bancorp having terms similar to the capital securities. Distributions on the capital securities and interest on the debentures are payable quarterly at a variable interest rate equal to the three month London Interbank offered rate plus 3.5%. Issue costs with respect to this transaction totaled approximately $200,000 and are being amortized over a 30 year period. The full amount of the capital securities is anticipated to constitute Tier 1 capital for regulatory capital purposes. The Company invested most of the proceeds from this transaction in the Bank to support additional growth in loans and investments. Additional information can be found in the Notes to Consolidated Interim Financial Information in Part I, Item 1.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $15,210,000 at June 30, 2002, an increase of $472,000 or 3.20 percent over December 31, 2001 and an increase of $1,054,000 or 7.46 percent over June 30, 2001. The increase in capital over last year is principally due to retained earnings substantially offset by cash dividends and by the repurchase of common stock held by shareholders dissenting to the holding company formation in June 2001.

Cash dividends paid year-to-date at June 30, 2002 totaled $168,000 (18 cents per share) and for the year ended December 31, 2001 and the six months ended June 30, 2001 totaled $166,000 (17 cents per share). Book value per share was $16.26 at June 30, 2002 compared to $15.77 at December 31, 2001 and $15.15 at June 30, 2001. Book value per share is calculated by dividing total equity by total shares outstanding, giving retroactive effect to the July 2001 three-for-two stock split.

The following table displays the capital ratios at June 30, 2002 and December 31, 2001 for EvergreenBancorp and Bank. The capital ratios for June 30, 2002 reflect additional $5 million regulatory Tier 1 capital resulting from the issuance of the capital securities described in the Borrowings section above. As the table illustrates, the capital ratios exceeded those required to be considered well-capitalized.

					Minimum to Be
					Well
					Capitalized
					Under the
			Minimum		Prompt
			for Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2002
Total Capital (to risk-weighted assets)
EvergreenBancorp	$21,774	16.88%	$10,321	8.00%	$12,901	10.00%
EvergreenBank	21,350	16.58%	10,304	8.00%	12,880	10.00%

Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	20,160	15.63%	5,161	4.00%	7,741	6.00%
EvergreenBank	19,739	15.33%	5,152	4.00%	7,728	6.00%

					Minimum to Be
					Well
					Capitalized
					Under the
			Minimum		Prompt
			for Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital (to average assets)
EvergreenBancorp	20,160	12.60%	6,400	4.00%	8,000	5.00%
EvergreenBank	19,739	12.30%	6,419	4.00%	8,023	5.00%

December 31, 2001
Total Capital (to risk-weighted assets)
EvergreenBancorp	16,181	12.78%	10,132	8.00%	12,665	10.00%
EvergreenBank	16,099	12.71%	10,131	8.00%	12,663	10.00%

Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	14,683	11.59%	5,066	4.00%	7,599	6.00%
EvergreenBank	14,601	11.53%	5,065	4.00%	7,598	6.00%

Tier 1 Capital (to average assets)
EvergreenBancorp	14,683	9.57%	6,135	4.00%	7,669	5.00%
EvergreenBank	14,601	9.68%	6,032	4.00%	7,540	5.00%

Liquidity

Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liquidity management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.

In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. More than 58 percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings, and planned cash flows, maturities and sales of investments and loans.

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 2002 and 2001. See Bancorp’s Form 10-K for the year ended December 31, 2001 for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in information about market risk from that provided in the Company’s Form 10-K for the year ended December 31, 2001.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which EvergreenBancorp, Inc. or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 99

(b)	Reports on Form 8-K

None

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 12th day of August, 2002.

EVERGREENBANCORP, INC

/s/ William G. Filer II William G. Filer II Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)