Form 10-Q/A
period 2002-06-30
EVERGREENBANCORP INC
filed 2002-09-10
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

[ ]	Transition Report Under Section 13 or 15(d) of the Exchange Act For the transition period from __________________ to __________________

Commission File No. 000-32915

EVERGREENBANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON	91-2097262

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Common Stock, no par value, outstanding as of June 30, 2002: 935,417 shares
No Preferred Stock was issued or outstanding.

Pursuant to this Form 10-Q/A, the registrant amends PART II, ITEM 4. Submission of Matters to a Vote of Security Holders — the election of directors was submitted to a vote at the Annual Meeting of Stockholders of EvergreenBancorp, Inc. (“Bancorp”) on April 18, 2002 and was previously reported in registrant’s Form 10-Q for the quarterly period ended March 31, 2002. It is reported in this Form 10-Q/A to report the election in the quarter the election actually occurred. There is no change in election results from that previously reported.

In addition, the registrant amends PART II, Item 6. Exhibits and Reports on Form 8-K (b) — to include a reference to the Current Report on Form 8-K registrant filed with the SEC on June 12, 2002.

No other changes have been made to the Form 10-Q for the quarterly period ended June 30, 2002.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Bancorp’s Annual Meeting of Stockholders was held on April 18, 2002 at 301 Eastlake Avenue East, Seattle, Washington.

(b) Information required by this item is located in Bancorp’s Proxy Statement dated March 25, 2002.

(c) A brief description of each matter voted upon at the Annual Meeting of Stockholders and the number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

1) All nine of the persons nominated were elected to serve as directors for a one, two or three year term to expire when indicated, and the votes cast are as shown:

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 99

(b) Form 8-K:

Bancorp filed a Current Report on Form 8-K with the SEC dated June 12, 2002 announcing that it completed an issuance of $5 million in trust preferred securities through a newly formed special purpose business trust, EvergreenBancorp Capital Trust I. A copy of the May 24, 2002 press release issued by Bancorp was attached to that form as Exhibit No. 99.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 10th day of September, 2002.

EVERGREENBANCORP, INC.

/s/ WILLIAM G. FILER II William G. Filer II Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)