Form 10-Q
period 2002-09-30
EVERGREENBANCORP INC
filed 2002-11-13
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

[ ]	Transition Report Under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to _______________

Commission File No. 000-32915

EVERGREENBANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON	91-2097262

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Common Stock, no par value, outstanding as of September 30, 2002: 1,075,461 shares
No Preferred stock were issued or outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

The following consolidated financial statements are presented for the registrant, EvergreenBancorp, Inc.

1.	Balance Sheets - September 30, 2002 and December 31, 2001.

2.	Statements of Income - For the three-month and nine-month periods ended September 30, 2002 and 2001.

3.	Statements of Changes in Shareholders' Equity - For the nine-month periods ended September 30, 2002 and 2001.

4.	Statements of Cash Flows - For the nine-month periods ended September 30, 2002 and 2001.

5.	Notes to Consolidated Interim Financial Information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Changes in Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

(b) Reports on Form 8-K

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EvergreenBancorp, Inc.

Consolidated statements of condition
September 30, 2002 and December 31, 2001
(in thousands)
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents:
Cash and due from banks	$9,485	$9,319
Interest- bearing deposits in financial institutions	801	1,547
Federal funds sold	13,755	6,300

Total Cash and cash equivalents	24,041	17,166

Investment securities:
Available for sale	22,357	15,214

Total investment securities	22,357	15,214

Loans	122,784	122,219
Less allowance for loan losses	(1,679)	(1,498)

Net loans	121,105	120,721

Premises and equipment	2,126	1,925
Accrued income and other assets	1,717	1,339

TOTAL ASSETS	$171,346	$156,365

LIABILITIES
Deposits:
Noninterest bearing	$36,067	$38,233
Interest bearing	96,651	92,111

Total Deposits	132,718	130,344

Federal funds purchased and securities sold under agreements to repurchase	3,958	5,597
Advances from Federal Home Loan Bank	12,427	4,005
Guaranteed preferred beneficial interests in subordinated debt	5,000
Accrued expenses and other liabilities	1,658	1,681

TOTAL LIABILITIES	$155,761	$141,627

STOCKHOLDERS’ EQUITY
Preferred stock: No par value; 100,000 shares authorized; issued and outstanding — none	0	0
Common stock and surplus: No par value; 15,000,000 shares authorized;1,075,461 and 934,817 shares issued and outstanding	11,490	11,485
Retained earnings	4,016	3,198
Accumulated other comprehensive income(loss)	79	55

TOTAL STOCKHOLDERS’ EQUITY	15,585	14,738

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,346	$156,365

See accompanying notes to consolidated financial statements

EvergreenBancorp, Inc.

Consolidated statements of income

Three-month and nine-month periods ended September 30, 2002 and 2001
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

INTEREST AND DIVIDEND INCOME
Loans, including fees	$2,506	$2,688	$7,543	$8,160
Federal funds sold and other	58	145	167	411
Investment securities:
Held to maturity	0	0	0	66
Available for sale	239	111	533	329

TOTAL INTEREST AND DIVIDEND INCOME	2,803	2,944	8,243	8,966

INTEREST EXPENSE
Deposits	492	888	1,623	2,893
Federal funds purchased and securities sold under agreements to repurchase	13	45	46	213
Advances from Federal Home Loan Bank	134	60	273	147
Interest expense on guaranteed preferred beneficial interests in subordinated debt	68	0	98	0

TOTAL INTEREST EXPENSE	707	993	2,040	3,253

NET INTEREST INCOME	2,096	1,951	6,203	5,713
Provision for loan losses	102	124	290	432

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,994	1,827	5,913	5,281

NONINTEREST INCOME
Service charges on deposit accounts	193	167	529	544
Merchant credit card processing	245	353	762	964
Gain on sales of loans and available-for-sale securities	10	76	10	118
Other noninterest income	148	157	460	619

TOTAL NONINTEREST INCOME	596	753	1,761	2,245

NONINTEREST EXPENSE
Salaries and employee benefits	977	997	2,890	2,891
Merchant credit card processing	209	307	650	820
Occupancy and equipment	301	299	892	784
Other noninterest expense	576	570	1,768	1,663

TOTAL NONINTEREST EXPENSE	2,063	2,173	6,200	6,158

INCOME BEFORE INCOME TAX EXPENSE	527	407	1,474	1,368
INCOME TAX EXPENSE	177	128	488	429

NET INCOME	$350	$279	$986	$939

Basic earnings per share of common stock*	$0.32	$0.26	$0.92	$0.84
Weighted average number of common stock shares outstanding-basic*	1,075,461	1,074,237	1,075,198	1,117,974
Diluted earnings per share of common stock*	$0.30	$0.24	$0.86	$0.80
Weighted average number of common stock shares outstanding and assumed conversions-diluted*	1,154,609	1,145,566	1,147,292	1,175,585

*	Retroactively adjusted for the shares issued pursuant to the 2001 three-for-two stock split and 2002 15% stock dividend

See accompanying notes to consolidated financial statements.

EvergreenBancorp, Inc

Consolidated Statements of Stockholders’ Equity
For the nine-month periods ended September 30, 2002 and 2001
(in thousands, except shares and per share data)
(unaudited)

						Accumulated
						Other	Total
	Common Stock	Common stock	Common stock		Retained	Comprehensive	Stockholders'
	Shares	and surplus	Par Value	Surplus	Earnings	Income	Equity

Balance at January 1, 2001	663,462		$6,634	$5,838	$2,124	($19)	$14,577

Comprehensive income:
Net income					939		939
Other comprehensive income, net of tax:
Change in unrealized gain(loss) on securities available for sale, net of deferred income tax of $62						122
Reclassification adjustments included in net income, net of deferred income tax benefit of $(40)						(76)	46

Total comprehensive income							$985
Cumulative effect of reclassifying certain securities from held to maturity to available for sale as of June 1, 2001, net of deferred income tax of $16						31	31
Change in par value of common stock from $10 to $1			(5,971)	5,971
Cash dividends paid ($0.145 per share)*					(166)		(166)
Repurchase of common stock	(40,700)		(40)	(957)			(997)
Three-for-two stock split	311,355

Balance at September 30, 2001	934,117	0	623	10,852	$2,897	$58	$14,430

Balance at January 1, 2002	934,817	$11,485	$0	$0	$3,198	$55	$14,738

Comprehensive income:
Net income					986		986
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax of $15						31
Reclassification adjustments included in net income, net of deferred income tax benefit of $(3)						(7)	24

Total comprehensive income							1,010
Exercise of stock options	600	9					9
Cash dividend paid ($0.157 per share)					(168)		(168)
Stock dividend (15 percent)	140,044	(4)					(4)

Balance at September 30, 2002	1,075,461	11,490	0	0	4,016	79	15,585

*	Retroactively adjusted for the shares issued pursuant to the 2001 three-for-two split and 2002 15% stock dividend.

See accompanying notes to consolidated financial statements.

EvergreenBancorp, Inc.

Consolidated statements of cash flows
Nine-month periods ended September 30, 2002 and 2001
(in thousands)
(unaudited)

	Nine Months ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$986	$939
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	359	262
Provision for loan losses	290	432
Net amortization of premium (accretion of discount) on investment securities	32	17
(Gain)/loss from sale of available-for-sale securities	(10)	(118)
Loss on disposal of premises and equipment	44
Federal Home Loan Bank stock dividend	(55)	(59)
Other changes, net	(412)	(103)

Net Cash provided(used) by operating activities	1,234	1,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of held-to-maturity securities	0	30
Proceeds from sales and maturities of available-for-sale securities	6,419	12,079
Purchases of available-for-sale securities	(13,495)	(12,046)
Net (increase) decrease in loans	(674)	(4,983)
Purchases of premises and equipment	(603)	(1,150)

Net Cash provided (used) by investing activities	(8,353)	(6,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest bearing deposits	(2,166)	(8,780)
Net increase (decrease) in interest bearing deposits	4,540	7,987
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(1,639)	(318)
Advances from Federal Home Loan Bank	8,700	2,005
Repayment of advances from Federal Home Loan Bank	(278)
Proceeds from issuance of guaranteed preferred beneficial interests in subordinated debt	5,000
Repurchase of common stock from dissenting shareholders		(997)
Exercise of stock options	9
Dividends paid	(168)	(166)
Cash paid in lieu of fractional shares	(4)

Net cash provided (used) by financing activities	13,994	(269)

Net increase (decrease) in cash and cash equivalents	6,875	(4,969)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,166	22,415

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,041	$17,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$2,168	$$3,152
Income Taxes Paid	515	$592
Total change in unrealized gains (losses) on available-for-sale securities	46	184

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL INFORMATION

EVERGREENBANCORP, INC.
Quarterly period ended September 30, 2002
(UNAUDITED)

Basis of presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of EvergreenBancorp, Inc. (“Bancorp”) and its wholly owned subsidiaries (collectively referred to as the “Company”). As of September 30, 2002, Bancorp’s subsidiaries were EvergreenBank (the “Bank”) and EvergreenBancorp Capital Trust I (the “Trust”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2001, filed by Bancorp with the United States Securities and Exchange Commission.

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

Holding company formation: The Bank became a wholly owned subsidiary of Bancorp on June 20, 2001 in accordance with the Plan and Agreement of Reorganization and Merger dated February 14, 2001 (the “Plan”), and provided that each share of the Bank’s common stock be exchanged for an equal number of shares of the common stock of Bancorp. The Plan also provided that the reorganization be treated similarly to a “pooling of interest” for accounting and financial reporting purposes. Accordingly, the capital accounts of the Bank as of June 20, 2001 were carried forward, without change, as the capital accounts of Bancorp.

Accounting: The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant of these policies.

NOTES TO CONSOLIDATED INTERIM FINANCIAL INFORMATION — CONTINUED

EVERGREENBANCORP, INC.

Quarterly period ended September 30, 2002
(UNAUDITED)

Principles of consolidation and use of estimates: The accompanying condensed consolidated financial statements include the combined accounts of Bancorp, the Bank, and the Trust for all periods reported. All significant intercompany balances and transactions have been eliminated.

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

Investments: Investments include $12,502,000 in mortgage backed securities at September 30, 2002. This investment by the Bank in mortgage backed securities qualifies as collateral for advances from Federal Home Loan Bank.

Guaranteed preferred beneficial interests in subordinated debt (trust preferred securities): On May 23, 2002, Bancorp purchased 155 Floating Rate Common Securities (liquidation amount $1,000 per common security) (the “Common Security”) issued by the Trust. Also, on May 23, 2002, the Trust issued 5,000 Floating Rate Capital Securities (liquidation amount $1,000 per capital security) (the “Capital Securities”). The capital securities were sold in a private placement pursuant to exemption from registration under of the Securities Act of 1933. The proceeds of the issuance of the common and capital securities, net of issuing expenses, were used by the Trust to purchase $5,155,000 in principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by Bancorp. Bancorp invested $4,800,000 of the proceeds in the Bank. Distributions on the common and capital securities issued by the Trust are payable quarterly at a variable interest rate, reset quarterly, equal to the three-month London interbank offered rate plus 3.5 percent. The Company recognizes the distributions payable on the capital securities and the debentures as interest expense for financial reporting purposes. The debentures mature in 2032 and are redeemable at Bancorp’s option beginning in 2007. Issuing expenses are being amortized over the thirty year period. The capital securities are guaranteed on a subordinated basis by Bancorp with respect to distributions and amounts payable upon liquidation, redemption, or repayment. The capital securities qualify as Tier I capital for regulatory purposes.

NOTES TO CONSOLIDATED INTERIM FINANCIAL INFORMATION — CONTINUED

EVERGREENBANCORP, INC.

Quarterly period ended September 30, 2002
(UNAUDITED)

Parent company only financial information: The following table illustrates the condensed balance sheet at September 30, 2002 and December 31, 2001, and the related condensed statements of income for each of the three-month and nine-month periods ended September 30, 2002 and 2001, and the condensed statements of cash flows for the nine-month periods ended September 30, 2002 and 2001 for EvergreenBancorp, Inc., without including the accounts of its subsidiaries, the Bank and the Trust.

     Condensed balance sheets (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Assets:
Due from EvergreenBank	$133	$83
Dividend receivable from EvergreenBank	120
Investment in EvergreenBank	20,091	14,655
Investment in EvergreenBancorp Capital Trust I	155
Accrued interest and other assets	241

Total assets	$20,740	$14,738

Liabilities and stockholders’ equity:
Guaranteed preferred beneficial interests in subordinated debt	$5,155
Stockholders’ equity:
Preferred stock Common stock and surplus	11,490	$11,485
Retained earnings	4,016	3,198
Accumulated other comprehensive income	79	55

Total liabilities and stockholders’ equity	$20,740	$14,738

     Condensed statements of income (in thousands):

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Income:
Dividend from EvergreenBank	$120	$75	$443	$75
Interest income from investment in EvergreenBancorp Capital Trust I	3		3
Expenses:
Interest expense on guaranteed preferred beneficial interests in subordinated debt	(71)		(101)
Other noninterest expenses	(3)		(5)

Income before equity in undistributed income of subsidiaries	49	75	340	75
Equity in undistributed income of subsidiaries	272	248	612	248

Income before income tax benefit	321	323	952	323
Income tax benefit	29		34

Net income	$350	$323	$986	$323

NOTES TO CONSOLIDATED INTERIM FINANCIAL INFORMATION — CONTINUED

EVERGREENBANCORP, INC.

Quarterly period ended September 30, 2002
(UNAUDITED)

     Condensed statements of cash flows (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

Cash flows from operating activities:
Net income	$986	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(612)	(248)
Dividend receivable from EvergreenBank	(120)
Increase in accrued interest and other assets	(241)

Net cash provided by operating activities	13	75

Cash flows from investing activities:
Investment in EvergreenBank	(4,800)
Investment in EvergreenBancorp Capital Trust I	(155)

Net cash provided (used) by investing activities	(4,955)

Cash flows from financing activities:
Proceeds from issuance of guaranteed preferred beneficial interests in subordinated debt	5,155
Exercise of stock option	9
Dividends paid	(168)
Cash paid in lieu of fractional share	(4)

Net cash provided (used) by financing activities	4,992

Net increase in cash	50

Cash on deposit with EvergreenBank at beginning of period	83	0

Cash on deposit with EvergreenBank at end of period	$133	$75

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EvergreenBancorp, Inc. (“Bancorp”) is a Washington chartered bank holding company formed in 2001 and headquartered in Seattle, Washington. Bancorp has as its primary business activity ownership of EvergreenBank (the “Bank”) and a financing entity, EvergreenBancorp Capital Trust I (“Trust”). The Bank’s principal business is personal and business banking. Services offered include commercial, real estate and consumer lending; savings, checking and certificate of deposit accounts; financial planning and investment services, and merchant credit card processing services. The Bank conducts business from three locations: the main office northeast of downtown Seattle, the Lynnwood office north of Seattle, and a new branch which opened in July 2001 in the city of Bellevue.

The following discussion contains a review of the consolidated operating results and financial condition of Bancorp and its wholly-owned subsidiaries (collectively referred to as the “Company”) for the third quarter of 2002. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same period in 2001 and to the previous year ended December 31, 2001. For additional information, refer to the consolidated financial statements and footnotes of EvergreenBancorp, Inc. for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Net Income

Three months ended September 30, 2002 and 2001

For the third quarter of 2002, the Company reported net income of $350,000 compared to $279,000 for the third quarter of 2001, an increase of 25.5 percent. The increase in third quarter earnings was primarily due to growth in net interest income. Earnings for the third quarter last year included nonrecurring items which included additional expenses associated with opening the Bellevue office in July 2001, largely offset by recorded gains on sales of investments. Basic earnings per common share were $0.32 for the third quarter of 2002 compared to $0.26 for the third quarter of 2001. On a fully diluted basis earnings per share were $0.30 for the third quarter of 2002 compared to $0.24 for the third quarter of 2001.

Return on average common equity and return on average assets for the third quarter of 2002 was 9.04 percent and 0.81 percent respectively, compared to 7.22 percent and 0.73 percent for the third quarter of 2001.

Nine months ended September 2002 and 2001

For the nine months of 2002 net income was $986,000, compared with $939,000 for the first nine months of 2001, an increase of 5.01 percent. Basic earnings per common share were $0.92 for the first nine months of 2002 and $0.84 for the same period of 2001.

On a fully diluted basis earnings per share were $0.86 for the first nine months of 2002 and $0.80 for the same period of 2001. The results from the first quarter of 2001 included two nonrecurring items which impacted the results: additional revenue of $143,000 resulting from the repurchase of the Bank’s share in an ATM electronic services provider, offset by expenses of $50,000 associated with the formation of EvergreenBancorp, Inc. The results from the third quarter of 2001 included nonrecurring items which included $76,000 of gains on sales of investments occurring through completion of the Bank’s balance sheet restructure as well as additional expenses associated with opening the new Bellevue office in July 2001.

Return on average assets was 0.81 percent for the first nine months of 2002 and 0.84 percent for the same period of 2001. Return on average common equity was 8.72 percent for the first nine months of 2002 and 8.53 percent for the same period of 2001.

Net Interest Income and Net interest Margin

The Company’s principal source of earnings is net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds.

Net interest income was $2,096,000 for the third quarter of 2002, compared to $1,951,000 for the same quarter a year ago, an increase of 7.43 percent. The increase in third quarter net interest income was primarily due to growth in loans and investments funded by growth in deposits and borrowings.

Net interest income was $6,203,000 for the first nine months of 2002, compared with $5,713,000 for the first nine months of 2001, an increase of 8.58 percent.

The net interest margin, the ratio of taxable-equivalent net interest income to average earning assets, was 5.35% for the third quarter of 2002 compared to 5.36% for the same quarter one year ago. The weighted average yield on interest earning assets was 7.15% for the third quarter of 2002, a decrease of 0.94%, compared to 8.09% in 2001. The interest expense as a percentage of average earning assets was 1.80% for the third quarter of 2002, a decrease of 0.93% compared to 2.73% in 2001.

For the first nine months of 2002, the net interest margin, was 5.46% compared to 5.48% for the same period one year ago. The weighted average yield on interest earning assets was 7.25% for the nine months of 2002, a decrease of 1.32%, compared to 8.57% in 2001. The interest expense as a percentage of average earning assets was 1.79% for the nine months of 2002, a decrease of 1.30% compared to 3.09% in 2001.

Interest income for the three months ended September 30, 2002 was $2,803,000 compared to $2,944,000 for the three months ended September 30, 2001, a decrease of $141,000 or 4.79 percent. This decrease was largely the result of falling interest rates offset by growth in loan volume. Average loans outstanding for the three months ended September 30, 2002 were $4,943,000 higher than for the three months ended September 30, 2001. Interest income for the nine months ended September 30, 2002 was $8,243,000 compared with $8,966,000 for the nine months ended September 30, 2001, a decrease of 8.06 percent.

Interest expense for the three months ended September 30, 2002 was $707,000 compared to $993,000 for the three months ended September 30, 2001, a decrease of $286,000 or 28.80 percent. Interest expense for the nine months ended September 30, 2002 was $2,040,000 compared with $3,253,000 for the same period a year ago, a decrease of $1,213,000 or 37.29 percent. The decrease for both the third quarter and the year to date has been due primarily to falling interest rates and a higher percentage mix of lower cost deposits.

Noninterest Income/Expense

Noninterest income in the third quarter of 2002 was $596,000 compared to $753,000 in the same quarter of 2001, a reduction of $157,000 or 20.85 percent. Noninterest income for the nine months ended September 30, 2002 was $1,761,000 compared with $2,245,000 for the same period of 2001, a decrease of $484,000 or 21.60 percent. The decrease was primarily due to lower revenue from merchant processing fees, and less recorded gains on sales of available-for-sale securities. Nonrecurring items from the first quarter of 2001 included additional revenue of $143,000 resulting from the repurchase of the Bank’s share in a company that provides ATM electronic services.

Noninterest expense was $2,063,000 in the third quarter of 2002, compared to $2,173,000 in the same quarter of 2001, a reduction of $110,000 or 5.06 percent. Contributing to the decline in noninterest expense was lower salaries and benefits as the Company reduced staffing levels to 53 full time equivalent employees in the third quarter of 2002 from 60 full time equivalent employees one year ago. Lower merchant processing expense resulting from reduced credit card processing activity also affected 2002 results. Noninterest expense for the third quarter of 2001 included certain nonrecurring costs associated with opening the Bellevue office in July 2001. Noninterest expense was $6,200,000 for the nine months of 2002, compared with $6,158,000 for the same period of 2001, an increase of $42,000 or 0.68 percent. The year to date comparisons were affected by the same items described above.

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

The following table sets forth the changes in the Company’s allowance for loan losses at the dates indicated.

	Three months ended September 30

	2002	2001

Balance at beginning of period	$1,698,000	$1,487,000
Provision for possible credit losses	102,000	124,000
Charge-offs	(127,000)	(155,000)
Recoveries	6,000	8,000
Net Recoveries (Charge-offs)	(121,000)	(147,000)

Balance at end of period	$1,679,000	$1,464,000

	Nine months ended September 30

	2002	2001

Balance at beginning of period	$1,498,000	$1,323,000
Provision for possible credit losses	290,000	432,000
Charge-offs	(150,000)	(301,000)
Recoveries	41,000	10,000
Net Recoveries (Charge-offs)	(109,000)	(291,000)

Balance at end of period	$1,679,000	$1,464,000

At September 30, 2002, the allowance for loan losses stood at $1,679,000 compared to $1,498,000 at December 31, 2001, and $1,464,000 at September 30, 2001. The ratio of the allowance to total loans outstanding was 1.37 percent, 1.23 percent and 1.24 percent respectively at September 30, 2002, December 31, 2001, and September 30, 2001.

Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2002. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Despite indications of emerging strength, it is not certain that this strength is sustainable. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

Non-performing Assets and Foreclosed Real Estate

Non-performing assets totaled $1,177,000 at September 30, 2002. This represented 0.96 percent of total loans and foreclosed real estate compared to $1,155,000 or 0.95 percent at December 31, 2001, and $1,168,000 or 0.99 percent at September 30, 2001. The larger proportion of non-accrual loans reflects two delinquent loans totaling $550,000 classified as non-accrual.

Analysis of Non-Performing	September 30,		September 30,
Assets (in thousands)	2002	December 31, 2001	2001

Accruing Loans past due 90 days or more	166	602	964
Non-accrual loans	1,011	553	204
Foreclosed real estate	0	0	0

Total	1,177	1,155	1,168

Income Taxes

Accrued income taxes applicable to income for the three-month period ended September 30, 2002 were $177,000 compared to $128,000 for the same period in 2001. Pretax income for the three months ended September 30, 2002 totaling $527,000 was up $119,000 from $408,000 for the three months ended September 30, 2001. The effective tax rates for these periods were 33.59 percent and 31.45 percent respectively.

FINANCIAL CONDITION

Loans and Investments

At September 30, 2002, loans totaled $122,784,000, an increase of $565,000 or 0.46 percent over December 31, 2001 and an increase of $5,029,000 or 4.27 percent over the level reported at September 30, 2001. At September 30, 2002, the Bank had $92,739,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

Types of Loans

The major classifications of loans net of unearned income in the Bank’s portfolio at September 30, 2002 and December 31, 2001 were:

	2002	2001

	(in thousands)
Commercial	$50,763	$53,791
Real Estate:
Commercial	39,872	28,349
Construction	5,659	7,002
Residential 1-4 family	11,094	13,942
Consumer and other	15,396	19,135

Total	$122,784	$122,219

At September 30, 2002, investments totaled $22,357,000, an increase of $7,143,000 or 46.95 percent over $15,214,000 at December 31, 2001 and an increase of $7,097,000 or 46.50 percent over $15,260,000 at September 30, 2001. The investment increase was mostly due to the purchase of mortgage backed securities. In the third quarter of 2002, the Company added $5,086,000 of mortgage-backed securities to the investment portfolio to improve portfolio earnings and bolster liquidity.

Deposits

At September 30, 2002, total deposits were $132,718,000, compared to $130,344,000 at December 31, 2001 and $124,631,000 at September 30, 2001. This represents a 1.82 percent increase from December 31, 2001 and a 6.49 percent increase from September 30, 2001. Non-interest bearing deposits totaled $36,067,000 at September 30, 2002 compared to $38,233,000 at December 31, 2001 and $29,145,000 at September 30, 2001. Interest bearing deposits totaled $96,651,000, an increase of $1,165,000 or 1.2 percent from September 30, 2001 and an increase of $4,540,000 or 4.93 percent from the level reported at December 31, 2001.

Borrowings

At September 30, 2002, Federal Home Loan Bank borrowings were $12,427,000, compared to $4,005,000 at December 31, 2001 and $4,005,000 at September 30, 2001. This represents a 210.29 percent increase from December 31, 2001 and September 30, 2001. The increase in borrowings provided the primary source of funding for the additional purchases of mortgage backed securities. In the third quarter of 2002, the Company increased Federal Home Loan Bank borrowings by $1,850,000 and invested most of the proceeds in investment securities.

During the second quarter of 2002, the Trust issued 30 year Floating Rate Capital Securities to a third party investor for an aggregate of $5 million in a private placement exempt from registration under the Securities Act of 1933. The proceeds of this issuance were utilized by the Trust to purchase debentures in Bancorp having terms similar to the capital securities. Distributions on the capital securities and interest on the debentures are payable quarterly at a variable interest rate equal to the three month London Interbank offered rate plus 3.5%. Issue costs with respect to this transaction totaled approximately $200,000 and are being amortized over a 30 year period. The full amount of the capital securities is anticipated to constitute Tier 1 capital for regulatory capital purposes. Bancorp invested most of the proceeds from this transaction in the Bank to support additional growth in loans and investments. Additional information can be found in the Notes to Consolidated Interim Financial Information in Part I, Item 1.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $15,585,000 at September 30, 2002, an increase of $847,000 or 5.75 percent over December 31, 2001 and an increase of $1,155,000 or 8.00 percent over September 30, 2001. The increase in capital over last year is principally due to retained earnings substantially offset by cash dividends and by the repurchase of common stock held by shareholders dissenting to the holding company formation in June 2001.

Cash dividends paid year-to-date at September 30, 2002 totaled $168,000 (15.7 cents per share) and for the year ended December 31, 2001 and the nine months ended September 30, 2001 totaled $166,000 (14.5 cents per share). Book value per share was $14.49 at September 30, 2002 compared to $13.71 at December 31, 2001 and $13.43 at September 30, 2001. Book value per share is calculated by dividing total equity by total shares outstanding, giving retroactive effect to the July 2001 three-for-two stock split and the July 2002 15% stock dividend.

The following table displays the capital ratios at September 30, 2002 and December 31, 2001 for EvergreenBancorp and Bank. The capital ratios for September 30, 2002 reflect the additional $5 million regulatory Tier 1 capital resulting from the issuance of the capital securities described in the Borrowings section above. As the table illustrates, the capital ratios exceed those required to be considered well-capitalized.

					Minimum to Be
					Well
					Capitalized
					Under the
			Minimum		Prompt
			for Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2002
Total Capital (to risk-weighted assets)
EvergreenBancorp	$22,162	16.73%	$10,597	8.00%	$13,246	10.00%
EvergreenBank	21,666	16.38%	10,581	8.00%	13,227	10.00%
Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	20,506	15.48%	5,299	4.00%	7,948	6.00%
EvergreenBank	20,012	15.13%	5,291	4.00%	7,936	6.00%
Tier 1 Capital (to average assets)
EvergreenBancorp	20,506	12.74%	6,440	4.00%	8,050	5.00%
EvergreenBank	20,012	12.55%	6,377	4.00%	7,971	5.00%
December 31, 2001
Total Capital (to risk-weighted assets)
EvergreenBancorp	16,181	12.78%	10,132	8.00%	12,665	10.00%
EvergreenBank	16,099	12.71%	10,131	8.00%	12,663	10.00%
Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	14,683	11.59%	5,066	4.00%	7,599	6.00%
EvergreenBank	14,601	11.53%	5,065	4.00%	7,598	6.00%
Tier 1 Capital (to average assets)
EvergreenBancorp	14,683	9.57%	6,135	4.00%	7,669	5.00%
EvergreenBank	14,601	9.68%	6,032	4.00%	7,540	5.00%

Liquidity

Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liquidity management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.

In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. More than 38 percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings, and planned cash flows, maturities and sales of investments and loans.

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 2002 and 2001. See Bancorp’s Form 10-K for the year ended December 31, 2001 for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk from that provided in the Company’s Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: Based upon an evaluation within the 90 days prior to the filing date of this report, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures (as defined in section 13(a) — 14(c) of the Securities Exchange Act of 1934) are effective.

(b)	Changes in Internal Controls: In the quarter ended September 30, 2002, there have been no significant changes in Bancorp’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which Bancorp or any subsidiary is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     On January 17, 2002, the board of directors of the Company declared a dividend of $.18 per share to shareholders of record at the close of business on January 31, 2002 and payable February 8, 2002.

     On June 20, 2002, the board of directors of the Company declared a 15% stock dividend to shareholders of record as of July 8, 2002 and payable July 15, 2002.

     During the second quarter of 2002, EvergreenBank hired Susan L. Gates as its executive vice president and chief credit officer. She is responsible for EvergreenBank’s commercial lending program, including new business development and credit policy.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit 11 — Computation of basic and diluted earnings per share

Exhibit 99.1 — Certification of Chief Executive Officer

Exhibit 99.2 — Certification of Chief Financial Officer

(b)	Reports on Form 8-K

None

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2002.

EVERGREENBANCORP, INC.

/s/ William G. Filer II

William G. Filer II
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

I, Gerald O. Hatler certify that:

1. I have reviewed this quarterly report on Form 10-Q of EvergreenBancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

/s/ Gerald O. Hatler

Gerald O. Hatler
President & Chief Executive Officer

I, William G. Filer II, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EvergreenBancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

/s/ William G. Filer II

William G. Filer II
Senior Vice President & Chief Financial Officer