Form 10-K
period 2002-12-31
EVERGREENBANCORP INC
filed 2003-03-26
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 or

[  ]           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

Commission file number 000-32915

EVERGREENBANCORP, INC.

(Exact Name of Registrant as specified in its Charter)

WASHINGTON (State or Other Jurisdiction of Incorporation or Organization)	91-2097262 (I.R.S. Employer Identification Number)

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

YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. YES [  ] NO [X]

The aggregate market value of the voting common equity held by non-affiliates, based on the closing price as quoted on the OTC Bulletin Board at June 28, 2002 (the last business day of the most recent second fiscal quarter), was $15,902,089.

The number of shares outstanding of the registrant’s no par value common stock as of February 28, 2003 was 1,076,625 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders (Part III, Items 10 – 13).

EVERGREENBANCORP, INC.
FORM 10-K
ANNUAL REPORT

PART I

Forward-Looking Information Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. EvergreenBancorp, Inc. (the “Company”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual events to differ from the Company’s expectation include, but are not limited to, fluctuation in interest rates and loan and deposit pricing, which could reduce the Company’s net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company’s market areas, that could increase credit-related losses and expenses; a national or local disaster, including acts of terrorism; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company’s provision for loan losses and related expenses; higher than anticipated costs related to the Company’s new banking centers, or slower than expected earning assets growth which could extend anticipated breakeven periods at these locations; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company’s banking or other subsidiaries; and possible changes in tax rates, tax laws, or tax law interpretation.

ITEM 1. Business

EvergreenBancorp, Inc.

EvergreenBancorp, Inc. (“Bancorp”) is a bank holding company organized under the laws of the State of Washington. Bancorp was formed in 2001 pursuant to the reorganization of EvergreenBank (the “Bank”), whereby the Bank became a wholly owned subsidiary of Bancorp. This tax-free reorganization resulted in a share-for-share exchange of stock whereby stockholders of the Bank became stockholders of Bancorp. The bank holding company structure provides flexibility for financing and growth, as well as for acquiring or establishing other banking operations or businesses related to banking. In May 2002 Bancorp formed EvergreenBancorp Capital Trust I (the “Trust”) to raise capital through a trust preferred securities offering. Bancorp, Bank and Trust are collectively referred to herein as the “Company.” The terms “we,” “us,” and “our” refer to Bancorp, Bank or Trust where applicable.

Bancorp remains committed to community banking and intends the Bank to remain community-focused. In 2002, the Bank continued to conduct its banking business in substantially the same manner as prior to the reorganization, with the same name, board of directors, management structure and personnel.

The Company’s net income for 2002 was $1.34 million, or $1.25 per basic share ($1.24 per diluted share), and its consolidated equity at December 31, 2002 was $15.96 million, with 1,075,461 common shares outstanding and a book value of $14.84 per share. At December 31, 2002, the Company had total consolidated assets of approximately $170 million, loans of approximately $122 million, and deposits of approximately $132 million. For more information regarding the Company’s financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” of this 10-K report.

EvergreenBank

EvergreenBank is a Washington commercial bank organized in 1971 under the name Teachers State Bank with its main office in Seattle. In February of 1993, the Bank opened a branch in Lynnwood, approximately 32 miles north of the Seattle office and, in July 2001, opened a second branch in Bellevue, approximately 20 miles to the east of Seattle.

Over the years, the Bank changed its business focus. In the late seventies, regulatory changes that allowed credit unions to issue drafts against their members’ share accounts created an opportunity for the Bank. In 1977, the Bank began marketing a share draft system that could process credit union’s share drafts for the Federal Reserve System. To reflect the Bank’s growing interest in consumer and commercial markets, and to clarify for potential customers that the Bank’s products and services were not limited to “teachers,” in 1980, its name was changed to “EvergreenBank.”

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

Market

The Bank’s primary market area consists of King, Pierce, and Snohomish counties in Western Washington. The Bank began its operations from its main office location in Seattle and in 1993 expanded its market north by opening its first branch in Lynnwood, and most recently opened a second branch in 2001 in Bellevue.

Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts, and money market accounts. Loans include commercial, real estate construction and development, installment and consumer loans, and residential real estate. Other products and services include merchant credit card processing, financial planning, and investment services, cash sweep accounts, electronic funds transfers, electronic tax payment, and safe deposit boxes. The Bank also offers 24-hour telephone banking, as well as on-line banking and bill paying services.

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

Employees

On December 31, 2002, the Bank employed 52 full-time employees and 4 part-time employees. Employees are not represented by any collective bargaining agreement. Management considers its relations with employees to be good.

EvergreenBancorp Capital Trust I

On May 23, 2002, Bancorp completed an issuance of $5 million in trust preferred securities through a newly formed special purpose business trust, EvergreenBancorp Capital Trust I. The securities were sold in a private placement pursuant to an exemption from registration under the Securities Act of 1933, as amended.

Under the terms of the transaction, the trust preferred securities have a maturity of 30 years and the holders are entitled to receive cumulative cash distributions on a quarterly basis at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.50 percent. In general, the securities will not be redeemable for five years except in the event of certain special redemption events. Most of the proceeds from the sale of the securities were contributed to the Bank as Tier 1 capital to support lending and other operations.

SUPERVISION AND REGULATION

General

We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators.

We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.

Significant Changes in Laws and Regulations

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; and (iii) accelerates the time frame for reporting of insider transactions.

The Act also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a publicly reporting company, we are subject to the requirements of the Act and are in the process of complying with, and establishing procedures for, compliance with the Act and related rules and regulations issued by the SEC. At the present time, and subject to the final rules and regulations the SEC may adopt, we anticipate that we will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

Federal Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports and provide additional information with the Federal Reserve. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.

Holding Company Bank Ownership. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5 percent of such shares, (2) acquiring all or substantially all of the assets of another bank or bank holding company, or (3) merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. The Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions. As a Washington corporation, the Company is subject to certain limitations and restrictions under applicable Washington corporate law. For example, state law restrictions in Washington include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

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

Lending Limits. Washington state banking law generally limits the amount of funds that a bank may lend to a single borrower to 20 percent of the bank’s capital and surplus.

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

Regulation of Management. Federal law sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency. Federal law also prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover, among other things, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

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

Washington enacted “opting in” legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Washington restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the state.

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

Capital Adequacy

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier 1 and Tier 2 Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier 2 capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier 1 capital and Tier 2 capital represents an institution’s total capital. The guidelines require that at least 50 percent of an institution’s total capital consist of Tier 1 capital.

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier 1 capital and total capital to arrive at a Tier 1 risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier 1 risk-based ratio of 4 percent and a minimum total risk-based ratio of 8 percent.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3 percent; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1 percent to 2 percent.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.

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

Anti-terrorism Legislation

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

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession. Its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

ITEM 2. Properties

The Bank conducts business from three leased office locations: the main office at 301 Eastlake Avenue East, northeast of downtown Seattle; the Lynnwood office located at 2502 196th Street Southwest, Lynnwood, approximately 32 miles north of the Bank’s Seattle office; and the Bellevue office located at 110 110th Avenue Northeast, Bellevue, approximately 20 miles to the east of Seattle. The leased premises in

Seattle includes portions of the first two floors of a five-story building, completed in 1973, that in 1983 underwent significant remodeling and expansion.

The Company leases premises and parking facilities for the Seattle and Lynnwood offices from PEMCO Mutual Insurance Company, under leases expiring from March 31, 2003 to May 31, 2011. The Company leases the Bellevue office premises from another party and that lease expires May 31, 2011. See Note 15 to the Consolidated Financial Statements at page 41. Rent for all offices for the fiscal year 2002 was $542,000.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2002.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Bancorp’s Common Stock

Bancorp’s common stock is not traded on a national securities exchange or the Nasdaq Stock Market. It is quoted on the OTC Bulletin Board under the symbol EVGG. The Nasdaq Stock Market has submitted proposals to the Securities and Exchange Commission regarding the formation of a new market called “BBX” (Bulletin Board Exchange) that will replace the OTC Bulletin Board. It is anticipated that the BBX will launch in the fourth quarter of 2003. Companies wishing to transfer to the BBX will be required to file a listing application and meet the required listing standards of the exchange. Bancorp may apply to the BBX at such time as the BBX begins accepting applications.

The stock was held by approximately 893 shareholders of record as of December 31, 2002. The following table sets out the high and low bid quotations as reported by Bloomberg Financial Services, Inc., for each quarterly period during 2001-2002, and the cash dividends paid. (The numbers set forth below have been adjusted to reflect the three-for-two stock split declared in July 2001 and the 15 percent stock dividend in July 2002.)

	2002			2001

	Cash			Cash
	Dividend	High	Low	Dividend	High	Low

First Quarter	0.157	14.78	14.54	0.145	13.26	12.61
Second Quarter		14.87	14.70		13.39	12.61
Third Quarter		15.80	14.87		16.52	13.04
Fourth Quarter		16.50	15.35		14.78	14.35

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

ITEM 6. Selected Consolidated Financial Data

Selected Consolidated Financial Data

(in thousands, except per share data):	2002	2001	2000	1999	1998

INCOME STATEMENT DATA
Net interest income	$8,337	$7,714	$7,169	$6,329	$5,676
Provision for loan losses	330	479	455	300	205
Noninterest income	2,387	2,938	2,212	2,024	1,818
Noninterest expense	8,371	8,344	7,192	6,515	5,906
Net income	1,343	1,240	1,210	1,075	966

PER SHARE DATA(1)
Earnings per common share	$1.25	$1.12	$1.05	$.89	$.80
Diluted earnings per common share	1.24	1.12	1.05	.89	.80
Dividends declared per common share	0.157	0.145	0.133	0.128	0.122

BALANCE SHEET DATA
Total loans	$121,509	$122,219	$113,058	$90,637	$77,210
Allowance for loan losses	1,690	1,498	1,323	1,055	907
Total assets	169,926	156,365	151,752	162,092	169,685
Total deposits	132,174	130,344	125,425	108,866	106,584
Total long-term debt	16,783	4,005	2,000	—	—
Stockholders’ equity	15,960	14,738	14,577	14,152	13,533

SELECTED FINANCIAL RATIOS
Return on average assets	0.82%	0.83%	0.81%	0.70%	0.64%
Return on average equity	8.84	8.50	8.67	7.83	7.47
Dividend payout ratio	12.51	13.39	13.31	14.33	15.11
Average equity to average assets	9.31	9.70	9.29	8.86	8.54
Net interest margin (tax equivalent)	5.48	5.52	5.36	4.58	4.25
Allowance for loan losses to total loans at the end of year	1.39	1.23	1.17	1.16	1.17
Nonperforming loans to total loans at the end of year(2)	.66	0.95	0.49	1.28	1.05
Net loans charged off to average total loans	.11	0.26	0.18	0.19	0.13

(1)	All per share amounts have been adjusted to reflect the three-for-two stock split in July 2001 and the July 2002 15 percent stock dividend.

(2)	Nonperforming loans include nonaccrual, impaired and other loans 90 days or more past due.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

EvergreenBancorp, Inc. (“Bancorp”) is a Washington chartered bank holding company formed in 2001 and headquartered in Seattle, Washington. Bancorp’s wholly owned banking subsidiary is EvergreenBank (the “Bank”), a state chartered bank in business since 1971. In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (the “Trust”) to raise capital through a trust preferred securities offering. Throughout this report, Bancorp, Bank and Trust are collectively referred to as the “Company.”

The following discussion should be read along with the accompanying financial statements and notes. All share and per-share information in this annual report has been restated to give retroactive effect to the three-for-two stock split in July 2001 and the 15 percent stock dividend in July 2002. In the following discussion, unless otherwise noted, references to increases or decreases in balances for a particular period or date refer to the comparison with corresponding amounts for the period or date one year earlier.

FORWARD-LOOKING STATEMENTS

In addition to historical information, the following management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed elsewhere in this report, including changes in interest rates, economic conditions, competition, requirements of regulators, and the demand for financial products and services in the Company’s market area. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Further information concerning the Company and its business, including additional factors that could materially affect its financial results, is included in the Company’s filings with the Securities and Exchange Commission.

OVERVIEW

The Company’s principal business is personal and business banking. Services offered include commercial, real estate and consumer lending; savings, checking and certificate of deposit accounts; financial planning and investment services, and merchant credit card processing services. The Company’s subsidiary is EvergreenBank, a Washington state chartered bank. The Bank conducts business from three locations: the main office northeast of downtown Seattle, the Lynnwood office north of Seattle, and the Bellevue office east of Seattle.

The profitability of the Company’s operations depends primarily on the net interest income from its banking operations and investment activities, the provision for losses on loans, noninterest income, and noninterest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income includes service charges on deposit accounts and merchant credit card processing, and noninterest expense includes operating costs such as salaries and employee benefits, merchant credit card processing, occupancy and equipment, and other noninterest expense.

Net interest income is dependent on the amounts and yields on interest-earning assets as compared to the amounts and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company’s asset/liability management procedures in dealing with such changes.

The provision for loan losses is dependent on management’s assessment of the collectibility of the loan portfolio under current economic conditions. Other expenses are influenced by the growth of operations, with additional employees necessary to staff and operate new banking offices and marketing expenses necessary to promote them. Growth in the number of account relationships directly affects expenses such as technology costs, supplies, postage and miscellaneous expenses.

During 2002 the general level of interest rates continued to decline and the national and regional economy failed to emerge from a period of reduced economic activity and lower levels of employment. Falling long term interest rates triggered a faster pace of loan refinancing activity. While the Company recorded a record dollar volume in loan originations, the continued weakness in the economy and the record level of refinancing kept the loan portfolio total at virtually the same level as 2001. Despite these challenges, the Company maintained steady growth in profitability with improvement in net interest income and a healthy net interest margin. Overall financial results for 2002 were helped by the Company’s focus on controlling operating expenses and emphasizing asset quality, as operating expenses increased by only .3 percent and the provision for loan losses declined. The quality of 2002 earnings from ongoing operations improved as the Company recorded fewer nonrecurring gains on sales of investments and other assets than in 2001.

RESULTS OF OPERATIONS 2002 COMPARED TO 2001

The Company’s 2002 net income was $1,343,000, representing an 8.3 percent increase over $1,240,000 in 2001. Net income per basic share was $1.25 compared to $1.12 in 2001. Return on average assets was 0.82 percent for 2002 and 0.83 percent for 2001. Return on average common equity was 8.84 percent and 8.50 percent, respectively. The net interest margin was 5.48 percent compared to 5.52 percent in 2001. Loans decreased .6 percent with loan refinancing and payoffs offsetting loan originations. Deposits increased 1.4 percent from prior year-end totals.

2002’s results of operations reflect continued growth in profitability resulting primarily from improvement in net interest income and a lower provision for loan losses. Operating expenses increased only .3 percent and the Company recorded fewer nonrecurring gains on sales of investments and other assets than in 2001. Net merchant processing revenue and the corresponding expense declined due to reduced processing volumes.

The table of selected consolidated financial data, which appears on page 10, summarizes the Company’s financial performance for each of the past five years.

2001 COMPARED TO 2000

The Company’s 2001 net income was $1,240,000, representing a 2.5 percent increase over $1,210,000 in 2000. Net income per basic share was $1.12 compared to $1.05 in 2000. Return on average assets was 0.83 percent for 2001 and 0.81 percent for 2000. Return on average common equity was 8.50 percent and 8.67 percent, respectively.

2001’s results of operations reflected improvement in the mix of earning assets with average loan balances as a percentage of average assets increasing to 78.1 percent from 67.9 percent in 2000. The net interest margin increased to 5.52 percent compared to 5.36 percent in 2000. Loans and deposits increased 8.1 percent and 3.9 percent, respectively, from the prior year, with loan growth slowing appreciably in the second half of the year. Contributing to improved earnings was a 32.8 percent increase in noninterest income, as a result of increased revenue from merchant credit card processing, higher service charges on deposits and net gains on sales of investments and other assets. Additional operating cost associated with the new Bellevue office location and increased merchant credit card processing expense also affected 2001 financial results.

NET INTEREST INCOME

The Company’s principal source of earnings is net interest income, which is the difference between interest income, including loan-related fee income, and interest expense. The individual components of net interest income and net interest margin are presented on pages 13 and 14.

2002 COMPARED TO 2001

Net interest income for 2002 was $8,337,000 compared to $7,714,000 in 2001. The 8.1 percent improvement was principally due to growth in interest-earning assets and a change in the mix of deposits. The net interest margin (which is net interest income on a tax-equivalent basis divided by average earning assets) declined slightly to 5.48 percent in 2002, compared to 5.52 percent in 2001 as yields on earning assets decreased slightly more than the rates paid on funding liabilities. The net interest margin was also affected by the issuance of the trust preferred securities which had an average rate of 5.43 percent during 2002. Proceeds from the trust preferred offering were invested primarily in loans and the Company further leveraged this new capital source by purchasing mortgage-related securities with funding provided primarily by Federal Home Loan Bank borrowings.

Total interest income was $11,049,000 in 2002, compared to $11,749,000 in 2001. The decrease of 6.0 percent resulted from lower average rates on loans, partially offset by higher average loan and investment balances.

Total interest expense was $2,712,000 in 2002, compared to $4,035,000 in 2001, a decrease of 32.8 percent due primarily to lower interest rates and a change in the mix of deposits from higher cost certificates of deposit to lower cost money market and savings accounts.

2001 COMPARED TO 2000

Net interest income for 2001 was $7,714,000, compared to $7,169,000 in 2000. The 7.6 percent improvement was principally due to 15.2 percent growth in the average loan portfolio. Improvements in the mix of earning assets also contributed to the increase in interest income. For these reasons, the net interest margin also improved to 5.52 percent in 2001, compared to 5.36 percent in 2000.

Total interest income was $11,749,000 in 2001, compared to $11,872,000 in 2000. The decrease of 1.0 percent resulted from lower investment balances and lower average rates on loans, offset by higher average loan balances.

Total interest expense was $4,035,000 in 2001, compared to $4,703,000 in 2000, a decrease of 14.2 percent. The primary factors affecting interest expense were lower average rates on all categories of interest-bearing deposits, a 37.0 percent increase in average balances of time deposits, and a decrease in the average balances of federal funds purchased and securities sold under agreements to repurchase.

ANALYSIS OF AVERAGE BALANCES, NET INTEREST INCOME, AND NET INTEREST MARGIN

YEARS ENDED DECEMBER 31 (in thousands):	2002			2001			2002 OVER 2001

	AVERAGE		YIELD	AVERAGE		YIELD	CHANGE IN	INCOME DUE TO
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	VOLUME	RATE

ASSETS
Loans:
Commercial and financial	$57,833	$4,489	7.76%	$54,132	$4,980	9.20%	$382	($873)
Real estate	47,350	3,958	8.36	41,758	3,643	8.73	$461	($146)
Consumer and other	16,549	1,627	9.83	21,524	2,092	9.72	(489)	24

Total loans	121,732	10,074	8.28	117,414	10,715	9.13	354	(995)
Federal funds sold	12,297	200	1.63	12,060	435	3.61	9	(244)
Interest-bearing deposits in financial institutions	1,479	8	0.54	1,275	37	2.91	7	(36)
Investment securities	18,765	890	4.74	11,649	702	6.03	289	(101)

Total earning assets	154,273	11,172	7.24	142,398	11,889	8.35	659	(1,376)

Cash and due from banks	7,124			6,513
Premises and equipment	2,012			1,452
Other real estate owned	0			0
Accrued interest and other assets	1,499			1,509
Allowance for loan losses	(1,665)			(1,486)

Total assets	$163,243			150,386

LIABILITIES
Interest-bearing deposits:
Demand deposits	9,094	23	0.25%	10,225	54	0.53%	(5)	(26)
Savings deposits	45,875	814	1.77	35,114	1,057	3.01	715	(958)
Time deposits	39,270	1,240	3.16	46,705	2,482	5.31	(350)	(892)

Total interest-bearing deposits	94,239	2,077	2.20	92,044	3,593	3.90	360	(1,876)
Federal funds purchased and securities sold under agreements to repurchase	4,721	56	1.19	6,527	235	3.60	(52)	(127)
Federal Home Loan Bank advances	8,555	413	4.83	3,459	207	5.98	237	(31)
Junior subordinated debt (trust preferred securities)	3,059	166	5.43				166	0

Total interest-bearing liabilities	110,574	2,712	2.46	102,030	4,035	3.95	711	(2,034)
Noninterest-bearing deposits	35,464			31,938
Accrued interest and other liabilities	2,013			1,830

Total liabilities	148,051			135,798
Stockholders’ equity	15,192			14,588

Total liabilities and stockholders’ equity	$163,243			$150,386

Interest revenue as a percentage of average earning assets			7.24%			8.35%
Interest expense as a percentage of average earning assets			1.76%			2.83%

Net interest income on a taxable-equivalent basis and net interest margin		$8,460	5.48%		$7,854	5.52%

     Changes in income and expense which are not due solely to rate or volume have been allocated proportionately. Average loan balances include nonaccrual loans. Taxable-equivalent adjustments relate to tax-exempt investment securities.

ANALYSIS OF AVERAGE BALANCES, NET INTEREST INCOME, AND NET INTEREST MARGIN

	2001			2000			2001 OVER 2000

	AVERAGE		YIELD	AVERAGE		YIELD	CHANGE IN	INCOME DUE TO
YEARS ENDED DECEMBER 31 (in thousands):	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	VOLUME	RATE

ASSETS
Loans:
Commercial and financial	$54,132	$4,980	9.20%	$46,506	$4,881	10.50%	$401	$(302)
Real estate	41,758	3,643	8.73	34,327	2,993	8.72	646	4
Consumer and other	21,524	2,092	9.72	21,088	1,976	9.37	41	75

Total loans	117,414	10,715	9.13	101,921	9,850	9.66	1,088	(223)
Federal funds sold	12,060	435	3.61	10,495	687	6.55	126	(378)
Interest-bearing deposits in financial institutions	1,275	37	2.91	2,026	89	4.39	(22)	(30)
Investment securities	11,649	702	6.03	24,610	1,525	6.20	(782)	(41)

Total earning assets	142,398	11,889	8.35	139,052	12,151	8.74	410	(672)

Cash and due from banks	6,513			9,820
Premises and equipment	1,452			820
Other real estate owned	0			5
Accrued interest and other assets	1,509			1,595
Allowance for loan losses	(1,486)			(1,200)

Total assets	150,386			150,092

LIABILITIES
Interest-bearing deposits:
Demand deposits	10,225	54	0.53	9,615	92	0.96	7	(45)
Savings deposits	35,114	1,057	3.01	34,239	1,319	3.85	34	(296)
Time deposits	46,705	2,482	5.31	34,093	1,974	5.79	653	(145)

Total interest-bearing deposits	92,044	3,593	3.90	77,947	3,385	4.34	694	(486)
Federal funds purchased and securities sold under agreements to repurchase	6,527	235	3.60	15,866	903	5.69	(412)	(256)
Federal Home Loan Bank advances	3,459	207	5.98%	6,308	415	6.57%	(173)	(35)

Total interest-bearing liabilities	102,030	4,035	3.95%	100,121	4,703	4.70%	109	(777)
Noninterest-bearing deposits	31,938			34,509
Accrued interest and other liabilities	1,830			1,508

Total liabilities	135,798			136,138
Stockholders’ equity	14,588			13,954

Total liabilities and stockholders’ equity	$150,386			$150,092

Interest revenue as a percentage of average earning assets			8.35%			8.74%
Interest expense as a percentage of average earning assets			2.83%			3.38%

Net interest income on a taxable-equivalent basis and net interest margin		$7,854	5.52%		$7,448	5.36%

Changes in income and expense which are not due solely to rate or volume have been allocated proportionately. Average loan balances include nonaccrual loans. Taxable-equivalent adjustments relate to tax-exempt investment securities.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was $330,000 for 2002 compared to $479,000 and $455,000 for 2001 and 2000, respectively. At December 31, 2002, the allowance for loan losses was $1,690,000, or 1.39 percent of total loans, compared with $1,498,000, or 1.23 percent at December 31, 2001. Nonperforming loans (nonaccrual loans and loans over 90 days past due) to total loans at the end of 2002 were .66 percent as compared to .95 percent at December 31, 2001. The continuing slowdown in the economy, including high regional unemployment rates and a softening real estate market, is a key factor in the 2002 increase in the allowance for loan losses to total loans percentage.

The allowance for loan losses is maintained at a level considered adequate to absorb probable incurred losses. Management evaluates the adequacy of the allowance on a monthly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, loan commitments outstanding and other factors.

The Company considers the allowance for loan losses of $1,690,000 at December 31, 2002 adequate to cover probable incurred losses, however, no assurance can be given that actual losses will not exceed estimated amounts. In addition, changes in factors such as regional economic conditions and the financial strength of individual borrowers may require changes in the level of the allowance, and in turn cause fluctuations in reported earnings and provisions for loss.

An analysis of the changes in the allowance for loan losses, including provisions, recoveries, and loans charged-off is presented in Note 5 to the consolidated financial statements.

NONINTEREST INCOME

Noninterest income in 2002, 2001, and 2000 totaled $2,387,000, $2,938,000, and $2,212,000, respectively.

The decrease of 18.8 percent in 2002 was primarily due to lower revenue from merchant credit card processing fees, and less recorded gains on sales of securities and loans. Nonrecurring items from 2001 included revenue of $143,000 resulting from the repurchase of the Company’s interest in a company that provides ATM electronic services.

The increase of 32.8 percent in 2001 compared to 2000 was principally due to growth in merchant credit card processing revenue, increased service charges on deposits and gains on sales of investments, offset by lower gross income from check clearing operations. The Company withdrew from check clearing operations in 2000.

NONINTEREST EXPENSE

The Company’s total noninterest expense for 2002, 2001, and 2000 was $8,371,000, $8,344,000, and $7,192,000, respectively.

Noninterest expense increased $27,000 or .3 percent in 2002. The relatively small change in this category was primarily due to the effect of reducing staffing levels to 52 full time equivalent employees in 2002 compared to 55 full time equivalent employees one year ago, offset by increased employee wages and benefit costs. Lower merchant processing expense resulting from reduced credit card processing activity also affected 2002 results. Noninterest expense for 2001 included certain nonrecurring costs associated with opening the Bellevue office in July 2001.

The increase of 16.0 percent in 2001 compared to 2000 was principally due to an increase in merchant credit card processing expense and the increased cost of opening the Bellevue office location. Merchant credit card processing expense for 2002, 2001, and 2000 was $850,000, $1,131,000, and $625,000, respectively.

REVIEW OF FINANCIAL CONDITION

Total assets increased 8.7 percent in 2002 to $169,926,000, investments increased 55.7 percent to $23,694,000, loans declined 0.6 percent to $121,509,000, and deposits increased 1.4 percent to $132,174,000.

ANALYSIS OF SECURITIES

The components of the investment portfolio were as follows at December 31:

	2002	2001	2000
	Carrying	Carrying	Carrying
(in thousands)	Value	Value	Value

U.S. Treasury and agencies	$3,032	$2,044	$8,002
Municipal bonds	2,123	1,810	5,933
AMF Adjustable Rate Mortgage Fund	5,397	10,137	0
Mortgage-backed securities and collateralized mortgage obligations	11,843	0	0
Equity securities	1,299	1,223	1,143

TOTAL	$23,694	$15,214	$15,078

The securities portfolio increased $8,480,000 from December 31, 2001 to December 31, 2002 primarily as a result of a growth strategy involving the purchase of mortgage-backed securities and collateralized mortgage obligations using funding provided by Federal Home Loan Bank borrowings.

The following table sets forth the maturities of securities at December 31, 2002. Taxable equivalent values are used in calculating yields assuming a tax rate of 34 percent.

		After 1 Year	After 5 Years		Total &
		But Within	But Within	After	Weighted
(in thousands)	Within 1 Year/	5 Years/	10 Years/	10 Years/	Average
(carrying value)	Yield	Yield	Yield	Yield	Yield

U.S. Treasury and agencies	$506	$2,526	$	$	$3,032
	4.40%	3.52%			3.67%
Municipal bonds	720	429	974		2,123
	6.37%	3.55%	5.31%		5.30%
AMF Adjustable Rate Mortgage Fund*	5,397				5,397
	2.52%				2.52%
Mortgage-backed securities and
collateralized mortgage obligations			2,238	9,605	11,843
			3.76%	4.61%	4.45%
Equity Securities*	1,299				1,299
	6.08%				6.08%
TOTAL	$7,922	$2,955	$3,212	$9,605	$23,694
	3.57%	3.52%	4.23%	4.61%	4.07%

*	Securities without a stated maturity.

LOANS

The major classifications of loans net of unearned income in the portfolio at December 31 were:

(in thousands)	2002	2001

Commercial	$47,603	$53,791
Real estate:
Commercial	42,497	28,349
Construction	5,574	7,002
Residential 1-4 family	10,821	13,942
Consumer and other	15,014	19,135

Total	$121,509	$122,219

The following table shows the amounts maturing or repricing as of December 31, 2002 (in thousands):

	Within	1-5	After
(in thousands)	1 Year	Years	5 Years	Total

Commercial	$26,923	$18,798	$1,882	$47,603
Real estate:
Commercial	7,998	30,804	3,695	42,497
Construction	5,417	157	0	5,574
Residential 1-4 family	4,110	6,481	230	10,821
Consumer and other	9,519	5,024	471	15,014

Total	$53,967	$61,264	$6,278	$121,509

Loans maturing by fixed or variable rate after one year (in thousands):

	1-5	After
(in thousands)	Years	5 Years

Fixed rates	$47,852	$6,262
Variable rates	12,231	12,962

Total	$60,083	$19,224

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The following table sets forth activity in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for the last two years.

	Year ending December 31,

(in thousands)	2002	2001

Beginning Balance	$1,498	$1,323
CHARGE-OFFS:
Commercial	108	185
Real estate:
Commercial	20
Construction
Residential 1-4 family
Consumer and other	63	176

Total charge-offs	191	361
RECOVERIES:
Commercial	22	57
Real estate:
Commercial
Construction	1
Residential 1-4 family
Consumer and other	30

Total Recoveries	53	57
NET CHARGE-OFFS	138	304
Provision	330	479

Ending balance	$1,690	$1,498

Ratio of net charge-offs to average loans outstanding	0.11%	0.26%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

In the following table, the allowance for loan losses at December 31, 2002, and 2001 has been allocated among major loan categories.

		% of loans in		% of loans in
	2002	each category	2001	each category
(in thousands)	Amount	to Total Loans	Amount	to Total Loans

Commercial	$1,024	39%	$908	44%
Real estate:
Commercial	423	35	261	23
Construction	59	5	65	6
Residential 1-4 family	28	9	12	11
Consumer and other	156	12	252	16

Total	$1,690	100%	$1,498	100%

	1.39%		1.23%

     The above analysis of the allowance for loan losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

NONPERFORMING LOANS

Loans considered to be nonperforming include accruing loans past due ninety days or more, non-accrual loans, and impaired loans. Interest accrual is discontinued on loans 90 days or more past due when the collateral is inadequate to cover principal and interest. If management believes that collection is doubtful after considering relevant conditions, accrual of interest is discontinued immediately.

Impairment of a loan occurs when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement are not expected to be collected. Impaired loans are carried at the present value of expected future cash flows or the fair value of the related collateral, if the loan is considered to be collateral dependent. Nonperforming loans are loans 90 days or more delinquent as to principal and interest payments unless the loan is well secured.

The following table summarizes the Bank’s past due, impaired and nonaccrual loans for the years ended December 31:

(in thousands)	2002	2001

Loans accounted for on a nonaccrual basis:
Commercial	$309	$463
Real Estate	462	90
Consumer	1	0
Accruing loans which are past due 90 days or more
Commercial	15	444
Real Estate	0	111
Consumer	12	47

There are certain amounts of interest that have not been accrued and certain amounts that have been collected on the above loans and included in income, which are included in the table below:

(in thousands)	2002	2001

Total interest income which would have been recorded during the period under original terms of loans on non-accrual	$68	$22
Interest income included in net income for the period	$4	$0

There were no commitments for additional funds related to the loans noted above.

DEPOSITS

The average daily amount of deposits and rates paid on interest bearing deposits is summarized for the periods indicated in the following table:

	2002		2001		2000

(in thousands)	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE

DEPOSITS
Noninterest bearing demand	$35,464	0.00%	$31,938	0.00%	$34,509	0.00%
Interest bearing demand	9,094	0.25	10,225	0.53	9,615	0.96
Savings deposits	45,875	1.77	35,114	3.01	34,239	3.85
Time deposits:
Certificate of deposit, under $100,000	22,278	3.30	24,304	5.57	20,774	5.84
Certificate of deposit, over $100,000	14,166	3.21	18,244	5.20	10,859	5.58
Public Funds	2,826	1.77	4,157	4.26	2,460	6.34

Total time deposits	39,270	3.16%	46,705	5.31%	34,093	5.79%

TOTAL	$129,703		$123,982		$112,456

Maturities of time certificates of deposits of $100,000 or more outstanding as of December 31, 2002 are summarized as follows:

(in thousands)	AMOUNT

3 months or less	$4,127
Over 3 months through 6 months	1,693
Over 6 months through 12 months	4,860
Over 12 months	1,460

TOTAL	$12,140

BORROWINGS

The following tables set forth certain information with respect to federal funds sold and securities sold under agreements to repurchase, and FHLB advances for the periods indicated:

Federal funds purchased and
securities sold under
agreements to repurchase
($ in thousands)	December 31, 2002	December 31, 2001	December 31, 2000

Balance at end of year	$3,353	$5,597	$17,721
Weighted average interest rate at end of year	0.80%	1.20%	6.00%
Maximum amount outstanding (1)	7,921	13,022	19,570
Average amount outstanding	4,721	6,527	15,866
Weighted average interest rate during the year	1.19%	3.60%	5.69%

(1)	Based on amount outstanding at month end during each year.

Securities sold under repurchase agreements of $709,000 was outstanding as of 12/31/2000. Average amount outstanding was $4,673,000 with a weighted average interest rate of 5.46 percent for the year 2000.

FHLB Advances
($ in thousands)	December 31, 2002	December 31, 2001	December 31, 2000

Balance at end of year	$11,783	$4,005	$2,000
Weighted average interest rate at end of year	4.26%	5.92%	6.46%
Maximum amount outstanding (1)	12,499	4,005	12,000
Average amount outstanding	8,555	3,459	6,308
Weighted average interest rate during the year	4.85%	5.98%	6.57%

(1)	Based on amount outstanding at month end during each year.

The increase in Federal Home Loan Bank borrowings in 2002 provided the primary source of funding for additional purchases of mortgage-related securities.

JUNIOR SUBORDINATED DEBT (TRUST PREFERRED SECURITIES)

In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (the “Trust”), a statutory trust formed under the laws of the State of Delaware and a wholly owned financing subsidiary of Bancorp. In May 2002, the Trust issued $5 million in aggregate liquidation amount of trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by the Trust, Bancorp issued an equivalent amount of junior subordinated debentures to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 3.50 percent (5.31 percent at December 31, 2002), provided that this rate cannot exceed 12.0 percent through June 30, 2007. The junior subordinated debentures will mature in 2032, at which time the preferred securities must be redeemed. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs related to the offering totaling $209,000 were capitalized and are being amortized over the estimated life of the junior subordinated debentures.

Bancorp invested $4,800,000 of the proceeds from the trust preferred offering in the Bank, which used the funds to support its lending and other operations. The proceeds are considered Tier 1 capital under regulatory guidelines.

ASSET/LIABILITY MANAGEMENT

The principal objectives of asset/liability management are to manage changes in net interest income and earnings due to changes in interest rates, maintain adequate liquidity, and manage capital adequacy. Asset/liability management encompasses structuring the mix of assets, deposits and borrowings to limit exposure to interest-rate risk and enhance long-term profitability.

The following discussion and analysis addresses managing liquidity, interest rate risk, and capital resources. These elements provide the framework for the Company’s asset/liability management policy. The asset/liability committee consists of the senior management of the Bank and meets at least quarterly to implement policy guidelines.

LIQUIDITY

Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liability management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors. In addition to cash and cash equivalents, asset liquidity is also provided by the available-for-sale securities portfolio. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings, and planned maturities and sales of investments and loans.

In 2002, under a planned growth strategy, the Company added certain mortgage-related securities to the investment portfolio, funded largely by Federal Home Loan Bank advances. The strategy was designed to provide a steady positive monthly cash flow from the investment portfolio for reinvestment into loans and to meet other liquidity needs. The liquidity position was also affected by an increase in the proportion of loans that mature within one year, offset by an increased level of short-term deposits.

In 2001, the Company restructured the investment portfolio to bolster liquidity and reduce interest rate risk. Specifically, the Company reduced levels of intermediate term (two to five years) securities and increased short term (one year or less) liquidity investments. By shortening the duration of interest earning assets, the Company expects to improve the stability of net interest income as interest rates change. With a higher proportion of available-for-sale investments in short term maturities, more liquidity is available for additional lending and other business purposes.

INTEREST RATE RISK

The Company’s profitability depends largely upon its net interest income, which is the difference between interest earned on assets, such as loans and investments, and the interest expense incurred on its liabilities, such as deposits and borrowings. Interest rate risk is the variation in bank performance introduced by changes in interest rates over time. The Company’s objective in managing interest rate risk is to minimize the impact on net income due to significant changes in interest rates.

The Company monitors interest rate risk by monthly reports that highlight the level, trend and composition of net interest income and net interest margin, quarterly reports matching rate-sensitive assets to rate-sensitive liabilities, and by reports of interest rate sensitivity through net interest income analysis.

The following tables present a “gap” analysis based on maturities and repricing characteristics of various assets and liabilities at December 31, 2002 and 2001.

ASSET/LIABILITY MATURITY/REPRICING SCHEDULE

DECEMBER 31, 2002 (in thousands):

		AFTER ONE
	WITHIN	BUT WITHIN	AFTER
	ONE YEAR	FIVE YEARS	FIVE YEARS	TOTAL

Interest-bearing deposits in financial institutions	$6,141			$6,141
Federal funds sold	7,000			7,000
SECURITIES
Available for sale	12,391	$7,158	$4,145	23,694
LOANS	53,967	61,264	6,278	121,509

Total earning assets	$79,499	$68,422	$10,423	$158,344
DEPOSITS
Interest-bearing demand	$9,112			$9,112
Savings	48,731			48,731
Time deposits	28,024	$7,557		35,581
Federal funds purchased and securities sold under agreements to repurchase	3,353			3,353
Trust preferred securities	5,000			5,000
Long term borrowings	1,000	4,004	6,779	11,783

Total interest-bearing liabilities	$95,220	$11,561	$6,779	$113,560

NET INTEREST RATE SENSITIVITY GAP	($15,721)	$56,861	$3,644	$44,784

ASSET/LIABILITY MATURITY REPRICING SCHEDULE

DECEMBER 31, 2001(in thousands):

		AFTER ONE
	WITHIN	BUT WITHIN	AFTER
	ONE YEAR	FIVE YEARS	FIVE YEARS	TOTAL

Interest-bearing deposits in financial institutions	$1,547			$1,547
Federal funds sold	6,300			6,300
SECURITIES
Available for sale	12,606	$2,479	$129	15,214
LOANS	60,261	57,661	4,297	122,219

Total earning assets	$80,714	$60,140	$4,426	$145,280
DEPOSITS
Interest-bearing demand	$9,924			$9,924
Savings	36,946			36,946
Time deposits	43,044	$2,197		45,241
Federal funds purchased and securities sold under agreements to repurchase	5,597			5,597
Long term borrowings		4,005		4,005

Total interest-bearing liabilities	$95,511	$6,202		$101,713

NET INTEREST RATE SENSITIVITY GAP	$(14,797)	$53,938	$4,426	$43,567

This analysis provides a general measure of interest rate risk but does not address complexities such as prepayment risk and customers’ responses to interest rate changes. The table shows that the Company’s interest rate sensitivity gap is negative within one year. This means that for interest rate changes that affect assets and liabilities equally, falling rates would tend to increase the Company’s net interest margin and rising rates would decrease the margin. Actual results may vary as management may not adjust rates equally as general levels of interest rates rise or fall. In addition, interest rates for the Company’s assets and liabilities can change rapidly as a result of market conditions and customer patterns.

Management also considers overall interest rate sensitivity through net interest income analysis. This method of analysis assesses the risk of change in net interest income in the event of sudden and sustained increases and decreases in market interest rates. The following table presents potential changes in net interest income over a one year time horizon resulting from immediate and sustained changes in market interest rates.

2002 NET INTEREST INCOME ANALYSIS

DECEMBER 31, 2002 (in thousands); rate changes in basis points (bp) = 1/100 of 1%.

IMMEDIATE RATE CHANGE	DOLLAR CHANGE	PERCENT CHANGE

+100bp	$314	3.9%
+50bp	157	1.9
- 50bp	(230)	(2.9)
-100bp	(459)	(5.8)

The table above indicates that, at December 31, 2002, the effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by 3.9 percent or approximately $314,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 5.8 percent or approximately $459,000.

While net interest income or “rate shock” analysis is a useful tool to assess interest rate risk, the methodology has inherent limitations. For example, certain assets and liabilities may have similar maturities or periods to repricing, but may react in different degrees to changes in market interest rates. Prepayment and early withdrawal levels could vary significantly from assumptions made in calculating the tables. In addition, the ability of borrowers to service their debt may decrease in the event of significant interest rate increases. Finally, actual results may vary as management may not adjust rates equally as general levels of interest rates rise or fall.

The Company does not use interest rate risk management products, such as interest rate swaps, hedges, or derivatives.

CAPITAL RESOURCES

Stockholders’ equity on December 31, 2002, was $15,960,000 compared with $14,738,000 at December 31, 2001, an increase of $1,222,000 or 8.3 percent. Current earnings were $1,343,000 and dividends paid were $168,000. Additional unrealized gains on available-for-sale securities of $42,000 also increased total December 31, 2002, stockholders’ equity.

On June 20, 2002, Bancorp’s Board of Directors approved a 15 percent stock dividend payable on July 15, 2002 to shareholders of record as of July 8, 2002. The stock dividend also affected stock options previously granted and shares available for grant under the 2000 Stock Option Plan.

On May 23, 2002, Bancorp completed the issuance of $5 million in trust preferred securities through the Trust. The securities qualify as Tier 1 capital for regulatory purposes and are classified in the financial statements as long-term debt. $4.8 million of the proceeds of the issuance were invested by Bancorp in the Bank to provide additional capital to support growth in lending and other operations.

Effective June 2001, pursuant to the reorganization, an equal number of Bancorp shares were issued in exchange for Bank shares. Two shareholders exercised their right to dissent to the reorganization and were paid $24.50 for each share for a total price of $997,000 for 40,700 shares (6.13 percent of the total common shares outstanding).

On May 17, 2001, Bancorp’s Board of Directors approved a three-for-two stock split payable July 31, 2001 to shareholders of record July 1, 2001.

Management has issued no material commitments for major capital expenditures and knows of no trends or uncertainties, favorable or unfavorable, other than increased competition that would materially impact capital resources. Adequate reserves are maintained to provide for loan losses. The principal source of capital is undivided profits.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

The discussion relating to quantitative and qualitative disclosures about market risk is included in Item 7 above, specifically in the sections titled “Interest Rate Risk,” and “2002 Net Interest Income Analysis.”

ITEM 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of EvergreenBancorp, Inc.

We have audited the accompanying consolidated balance sheet of EvergreenBancorp, Inc. as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of EvergreenBancorp, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 31, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of EvergreenBancorp, Inc.:

We have audited the accompanying consolidated balance sheet of EvergreenBancorp, Inc. as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EvergreenBancorp, Inc. at December 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

John L. O’Brien & Company, PLLC
Seattle, Washington
January 25, 2002

CONSOLIDATED BALANCE SHEETS

DECEMBER 31 (in thousands except share and per share data):	2002	2001

ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$9,479	$9,319
Interest-bearing deposits in financial institutions	6,141	1,547
Federal funds sold	7,000	6,300

TOTAL CASH AND CASH EQUIVALENTS	22,620	17,166
SECURITIES
Available for sale	23,694	15,214
LOANS
Loans	121,509	122,219
Allowance for loan losses	(1,690)	(1,498)

NET LOANS	119,819	120,721
Premises and equipment	2,174	1,925
Accrued interest and other assets	1,619	1,339

TOTAL ASSETS	$169,926	$156,365

LIABILITIES
DEPOSITS
Non-interest-bearing	$38,750	$38,233
Interest-bearing	93,424	92,111

TOTAL DEPOSITS	132,174	130,344
Federal funds purchased and securities sold under agreements to repurchase	3,353	5,597
Advances from Federal Home Loan Bank	11,783	4,005
Accrued expenses and other liabilities	1,656	1,681
Junior subordinated debt (trust preferred securities)	5,000	—

TOTAL LIABILITIES	153,966	141,627
STOCKHOLDERS’ EQUITY
Preferred stock:
No par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus:
No par value; 15,000,000 shares authorized; 1,075,461 shares issued at 2002; 934,817 shares issued at 2001	13,597	11,485
Retained earnings	2,266	3,198
Accumulated other comprehensive income	97	55

TOTAL STOCKHOLDERS’ EQUITY	15,960	14,738

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,926	$156,365

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME

YEARS ENDED DECEMBER 31 (in thousands, except per share data):

	2002	2001	2000

INTEREST INCOME
Loans, including fees	$10,074	$10,716	$9,850
Federal funds sold and other	200	472	687
Securities
Taxable	705	396	1,092
Exempt from federal income tax	70	165	243

TOTAL INTEREST INCOME	11,049	11,749	11,872
INTEREST EXPENSE
Deposits	2,077	3,593	3,385
Federal funds purchased and securities sold under agreements to repurchase	56	235	903
Advances from Federal Home Loan Bank	413	207	415
Junior subordinated debt	166	—	—

TOTAL INTEREST EXPENSE	2,712	4,035	4,703

Net interest income	8,337	7,714	7,169
Provision for loan losses	330	479	455

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,007	7,235	6,714
NONINTEREST INCOME
Service charges on deposit accounts	741	727	658
Merchant credit card processing	1,005	1,320	714
Gain from sales of loans	—	9	45
Gain (loss) on sales of available-for-sale securities	10	118	(19)
Other noninterest income	631	764	814

Total noninterest income	2,387	2,938	2,212
NONINTEREST EXPENSE
Salaries and employee benefits	3,879	3,882	3,856
Merchant credit card processing	850	1,131	625
Occupancy and equipment	1,196	1,055	877
Other noninterest expense	2,446	2,276	1,834

Total noninterest expense	8,371	8,344	7,192

INCOME BEFORE INCOME TAX EXPENSE	2,023	1,829	1,734
Income tax expense	680	589	524

NET INCOME	$1,343	$1,240	$1,210

Basic earnings per share of common stock	$1.25	$1.12	$1.05

Diluted earnings per share of common stock	$1.24	$1.12	$1.05

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001, and 2000 (in thousands, except share and per share data):

						ACCUMU-
						LATED
						OTHER
		COMMON				COMPRE-	TOTAL
	COMMON	STOCK	COMMON			HENSIVE	STOCK-
	STOCK	AND	STOCK		RETAINED	INCOME	HOLDERS'
	SHARES	SURPLUS	PAR VALUE	SURPLUS	EARNINGS	(LOSS)	EQUITY

BALANCE AT JANUARY 1, 2000	697,264	$—	$6,972	$6,278	$1,075	$(173)	$14,152
Comprehensive income
Net income	—	—	—	—	1,210	—	1,210
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of deferred income tax of $73	—	—	—	—	—	141	—
Reclassification adjustments included in net income, net of deferred income tax of $6	—	—	—	—	—	13	154

Total comprehensive income							1,364
Cash dividend ($.133 per share)	—	—	—	—	(161)	—	(161)
Repurchase and retirement of common stock	(33,802)	—	(338)	(440)	—	—	(778)

BALANCE AT DECEMBER 31, 2000	663,462	—	6,634	5,838	2,124	(19)	14,577
Comprehensive income
Net income	—	—	—	—	1,240	—	1,240
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of deferred income tax of $63	—	—	—	—	—	122	—
Reclassification adjustments included in net income, net of deferred income tax benefit of $(40)	—	—	—	—	—	(79)	43

Total comprehensive income							1,283
Cumulative effect of reclassifying certain securities from held to maturity to available-for-sale as of June 1, 2001, net of deferred income tax of $16	—	—	—	—	—	31	31
Cash dividend ($.145 per share)	—	—	—	—	(166)	—	(166)
Change in par value of common stock from $10 to$1	—	—	(5,971)	5,971	—	—	—
Change in par value from $1 to no par value	—	11,475	(623)	(10,852)	—	—	—
Repurchase of common stock	(40,700)	—	(40)	(957)	—	—	(997)
Three-for-two stock split	311,355	—	—	—	—	—	—
Exercise of stock options	700	10	—	—	—	—	10

						ACCUMU-
						LATED
						OTHER
		COMMON				COMPRE-	TOTAL
	COMMON	STOCK	COMMON			HENSIVE	STOCK-
	STOCK	AND	STOCK		RETAINED	INCOME	HOLDERS’
	SHARES	SURPLUS	PAR VALUE	SURPLUS	EARNINGS	(LOSS)	EQUITY

BALANCE AT DECEMBER 31, 2001	934,817	11,485	—	—	3,198	55	14,738
Comprehensive income
Net income	—	—	—	—	1,343	—	1,343
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax of $25	—	—	—	—	—	49	—
Reclassification adjustments included in net income, net of deferred income tax benefit of $(3)	—	—	—	—	—	(7)	42

Total comprehensive income							1,385
Cash dividend ($.157 per share)	—	—	—	—	(168)	—	(168)
Stock dividend (15%)	140,223	2,107	—	—	(2,107)	—	—
Repurchase of fractional shares	(269)	(4)	—	—	—	—	(4)
Exercise of stock options	690	9	—	—	—	—	9

BALANCE AT DECEMBER 31, 2002	1,075,461	$13,597	$—	$—	$2,266	$97	$15,960

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31 (in thousands):	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,343	$1,240	$1,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	492	369	324
Provision for loan losses	330	479	455
(Gain) loss from sales of securities	(10)	(118)	19
Gain on sales of loans	—	(9)	(45)
Debt issuance costs	(209)	—	—
Gain on sale of other assets	—	(158)	—
Net amortization of premium on securities	65	23	36
Federal Home Loan Bank stock dividends	(76)	(80)	(71)
Dividends reinvested	(251)	(127)	—
Other changes, net	(117)	46	416

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,567	1,665	2,344
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of securities available-for-sale	7,047	12,239	14,556
Proceeds from maturities of securities held to maturity	—	30	155
Purchases of securities available-for-sale	(16,115)	(12,020)	—
Net (increase) decrease in loans	572	(9,594)	(23,707)
Proceeds from sales of loans	—	138	1,144
Proceeds from sales of other assets	—	158
Purchases of premises and equipment	(741)	(1,247)	(629)
Proceeds from prepayments of securities available-for-sale	923	—	—

NET CASH USED IN INVESTING ACTIVITIES	(8,314)	(10,296)	(8,481)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,830	4,919	16,559
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(2,244)	(2,389)	(29,627)
Advances from Federal Home Loan Bank	8,700	2,005	12,000
Proceeds from issuance of trust preferred securities, net	5,000	—	—
Repayment of advances from Federal Home Loan Bank	(922)	—	(10,000)
Repurchase of common stock	(4)	(997)	(778)
Proceeds from exercise of stock options	9	10	—
Dividends paid	(168)	(166)	(161)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,201	3,382	(12,007)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,454	(5,249)	(18,144)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,166	22,415	40,559

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,620	$17,166	$22,415

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,906	$3,985	$4,618
Income taxes paid	766	757	564

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: EvergreenBancorp, Inc. (“the Bancorp”) was formed February 9, 2001 and is a Washington corporation chartered as a bank holding company. The Bancorp holds all of the issued and outstanding shares of EvergreenBank (“the Bank”) and EvergreenBancorp Capital Trust I (“Capital Trust”). The consolidated entities are collectively referred to as “the Company.” The Bank is a Washington state chartered financial institution est. in 1971 that engages in general commercial and consumer banking operations. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“the FDIC”).

The Bank offers a broad spectrum of personal and business banking services, including commercial, consumer, and real estate lending. The Bank’s offices are centered in the Puget Sound region in the Seattle, Lynnwood, and Bellevue communities.

While the Bancorp’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Bancorp-wide basis. Accordingly, all of the Bancorp’s banking operations are considered by management to be aggregated in one reportable segment.

HOLDING COMPANY INFORMATION: The Bank became a wholly owned subsidiary of the Bancorp on June 20, 2001 in accordance with the Plan and Agreement of Reorganization and Merger dated February 14, 2001, which provided that each share of the Bank’s common stock be exchanged for an equal number of shares of the common stock of the Bancorp. This was treated as an internal reorganization; accordingly, the capital accounts of the Bank as of June 20, 2001 were carried forward, without change, as the capital accounts of the Bancorp.

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES: The accompanying consolidated financial statements include the combined accounts of the Bancorp, the Bank, and Capital Trust. Significant intercompany balances and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand, cash items, clearings and exchanges, amounts due from correspondent banks, interest-bearing deposits in other financial institutions, and federal funds sold. Federal funds sold generally mature within one to four days from the transaction date.

SECURITIES: Securities are classified as held to maturity when the Company has the ability and management has the positive intent to hold those securities to maturity. Accordingly they are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method. Securities classified as available for sale are reported at fair value, with the net unrealized gains or losses, net of tax, reported in other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains or losses on securities sold are based on the net proceeds and adjusted book values of the securities sold, using the specific identification method.

LOANS: Loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred fees net of deferred direct incremental loan origination costs, is amortized to interest income generally over the contractual life of the loan using an interest method or the straight-line method if not materially different. Loans are classified according to the purpose of the loan and the use of loan proceeds. Interest on loans is calculated using the simple interest method on the daily balance of the principal amount outstanding.

Interest accrual is discontinued on loans 90 days or more past due when the collateral is inadequate to cover principal and interest. If management believes that collection is doubtful after considering relevant conditions, the accrual of interest is discontinued immediately. Accrued interest on nonaccruing loans is charged against interest income when a loan is transferred to the nonaccruing classification.

Impairment of a loan occurs when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement are not expected to be collected. Impaired loans are carried at the present value of expected future cash flows or the fair value of the related collateral if the loan is considered to be collateral dependent.

Other real estate owned, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair market value. At the date of acquisition, losses are charged to the allowance for loan losses. Costs after acquisition are expensed as incurred.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

PREMISES AND EQUIPMENT: Premises and equipment include leasehold improvements and are stated at cost, less accumulated depreciation and amortization on the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases. The Company leases the premises upon which it conducts business. Furniture and equipment are leased as needed by the Company under a master lease. Maintenance, repairs, taxes, and insurance are charged to noninterest expense.

INCOME TAXES: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

COMPREHENSIVE INCOME: Comprehensive income includes both net income and other comprehensive income elements, including the change in unrealized gains and losses on securities available-for-sale, net of income tax.

REPURCHASE AGREEMENTS: The liability to repurchase securities sold under agreements to repurchase represents amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

POSTRETIREMENT HEALTH CARE BENEFITS: The liability for postretirement benefits is reported by recognizing the expense for such benefits over the period services are rendered by employees.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company has adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement was adopted to reclassify certain securities from held-to-maturity to available-for-sale, as permitted. The Company does not currently participate in derivative or hedging activities.

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

STOCK-BASED COMPENSATION: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standard Statement No. 123, Accounting for Stock-Based Compensation. Certain adjustments were made to the pro forma calculations in prior years to be consistent with the current year presentation. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

(In thousands, except per share data)	2002	2001	2000

Net income as reported	$1,343	$1,240	$1,210
Deduct: Stock-based compensation expense determined under fair value based method	38	28	3

Pro forma net income	$1,305	$1,212	$1,207

Basic earnings per share as reported	$1.25	$1.12	$1.05
Pro forma basic earnings per share	1.21	1.09	1.05
Diluted earnings per share as reported	$1.24	$1.12	$1.05
Pro forma diluted earnings per share	1.20	1.09	1.05

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2002	2001	2000

Fair value	$3.68	$3.79	$3.94
Risk-free interest rate	4.64%	5.21%	5.70%
Expected option life	7.50 years	7.38 years	7.50 years
Expected stock price volatility	13%	22%	21%
Dividend yield	1.1%	1.7%	1.1%

EARNINGS PER SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

DIVIDEND RESTRICTION: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the Bank to the Bancorp or by Bancorp to the stockholders.

NEWLY ISSUED BUT NOT EFFECTIVE ACCOUNTING STANDARDS: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003, they will not have a material impact on the Company’s financial condition or results of operations.

RECLASSIFICATIONS: Certain items in prior years’ financial statements have been reclassified to conform with the current year’s presentation. These reclassifications did not change previously reported stockholders’ equity or net income.

NOTE 2: RESTRICTIONS ON CASH AND DUE FROM BANKS

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances with the Federal Reserve Bank. The amounts of such balances at December 31, 2002 and 2001 were approximately $589,000 and $922,000, respectively.

NOTE 3: SECURITIES

The fair value of securities available-for-sale and the related unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

	FAIR	UNREALIZED	UNREALIZED
	VALUE	GAINS	LOSSES

DECEMBER 31, 2002
U.S. agencies	$3,032	$32	$—
States and political subdivisions	2,123	30	(2)
Mortgage-backed securities and collateralized mortgage obligations	11,843	77	—
AMF Adjustable Rate Mortgage Fund	5,397	10	—
Federal Home Loan Bank stock	1,299	—	—

Total securities available-for-sale	$23,694	$149	$(2)

DECEMBER 31, 2001
U.S. Treasury and agencies	$2,044	$32	$—
States and political subdivisions	1,810	42	—
AMF Adjustable Rate Mortgage Fund	10,137	10	—
Federal Home Loan Bank stock	1,223	—	—

Total securities available-for-sale	$15,214	$84	$—

The scheduled maturities of securities available-for-sale at December 31, 2002, were as follows (in thousands):

Fair
Value

Due in one year or less	$1,226
Due after one year through five years	2,955
Due after five years through 10 years	974

Total	5,155
AMF Adjustable Rate Mortgage Fund	5,397
Mortgage-backed securities and collateralized mortgage obligations	11,843
Federal Home Loan Bank Stock	1,299

Total	$23,694

Sales of securities available-for-sale were as follows (in thousands):

	2002	2001	2000

Proceeds	$5,000	$5,699	$6,981
Gross gains	10	118	—
Gross losses	—	—	(19)

Securities with an estimated carrying value of $1,028,000 and $1,026,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. The Company is required to maintain a minimum investment in the stock of the Federal Home Loan Bank of Seattle (“FHLB”) based on certain percentages of outstanding mortgage loans or advances from FHLB. At December 31, 2002, the minimum required investment was $713,000, which the Company exceeded. Dividend income from the Federal Home Loan Bank stock was $76,000, $81,000, and $71,000 for 2002, 2001, and 2000, respectively.

Securities previously classified as “held to maturity” were reclassified on June 1, 2001 to the “available for sale” category as part of the balance sheet restructuring resulting from withdrawing from check clearing activities. The reclassification increased the carrying amount of securities by $46,000. Accumulated other comprehensive income was also increased by $31,000, and the deferred income tax liability was increased by $16,000.

NOTE 4: LOANS

The Company originates loans primarily in King, Snohomish, and Pierce Counties. Although the Company has a diversified loan portfolio, local economic conditions may affect the borrower’s ability to meet stated repayment terms. Collateral may, depending on the loan, include accounts receivable, inventory, equipment, and real estate. Loans are originated at both fixed and variable rates.

Loans at December 31 consisted of the following (in thousands):

	2002	2001

Commercial and financial	$47,603	$53,791
Real estate mortgage	53,318	42,291
Real estate construction	5,574	7,002
Consumer	14,842	18,911
Other including overdrafts	172	224

Total	$121,509	$122,219

Loans at December 31, 2002, by maturity or repricing date were as follows (in thousands):

		VARIABLE
	FIXED
	RATE	RATE	TOTAL

Due in one year or less	$8,886	$32,544	$41,430
Due after one year through five years	47,852	12,231	60,083
Due after five years	6,262	12,962	19,224

TOTAL	$63,000	$57,737	120,737

Loans on which the accrual of interest has been discontinued			772

TOTAL			$121,509

Unamortized deferred loan fees net of unamortized origination costs were $479,000 and $351,000 at December 31, 2002 and 2001, respectively.

The aggregate amount of loans serviced for others, including loan participations and the sold portion of U.S. Government guaranteed loans, was $9,435,000 at December 31, 2002 and $7,251,000 at December 31, 2001.

At December 31, 2002 and 2001, loans aggregating $16,253,000 and $21,626,000, respectively, were reported as available as collateral for the advances from the Federal Home Loan Bank of Seattle, as described in Note 8.

Loans to principal officers, directors, and their affiliates in 2002 were as follows.

Beginning balance	$1,423
Repayments	(285)

Ending balance	$1,138

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows (in thousands):

	2002	2001	2000

Balance at January 1	$1,498	$1,323	$1,055
Recoveries credited to the allowance	53	57	75
Provision for loan losses	330	479	455
Loans charged off	(191)	(361)	(262)

Balance at December 31	$1,690	$1,498	$1,323

A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:

	2002	2001

Impaired loans for which no allowance for loan losses was allocated	$185	$74
Impaired loans with an allocation of the allowance for loan losses	587	479

Total	$772	$553

Amount of the allowance for loan losses allocated	$45	$74

	2002	2001	2000

Average of impaired loans during the year	$816	$354	$770
Interest income recognized during impairment	4	—	—
Cash-basis interest income recognized	4	—	—

Nonperforming loans at December 31 were as follows (in thousands):

	2002	2001

Loans past due 90 days or more and still accruing	$27	$602
Loans accounted for on a nonaccrual basis	772	553
If interest on these nonaccrual loans had been recognized, such income would have been	68	22

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (in thousands):

	2002	2001

Equipment and furniture	$2,839	$2,726
Leasehold improvements	1,714	1,245
Accumulated depreciation and amortization	(2,379)	(2,046)

TOTAL	$2,174	$1,925

Depreciation expense amounted to $492,000, $369,000, and $324,000 for 2002, 2001, and 2000, respectively.

NOTE 7: DEPOSITS

The average rate paid on deposits was 2.20% for 2002 and 3.90% for 2001. Time certificates of deposit in denominations of $100,000 or more aggregated $12,140,000 and $21,993,000 at December 31, 2002 and 2001, respectively. Interest expense on time deposits of $100,000 or more in 2002, 2001, and 2000 was $505,000, $1,132,000, and $785,000, respectively.

The scheduled maturities of certificates of deposits at December 31, 2002, were as follows (in thousands):

2003	$28,024
2004	5,873
2005	1,438
2006	246

Total	$35,581

NOTE 8: FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, ADVANCES FROM FEDERAL HOME LOAN BANK “FHLB,” AND JUNIOR SUBORDINATE DEBT

The daily average amount outstanding for federal funds purchased and securities sold under agreements to repurchase was $4,721,000 for 2002 and $6,527,000 for 2001. The weighted average interest rate was 1.19% during 2002 and 3.60% during 2001. The weighted average interest rate at December 31 was .80% for 2002 and 1.20% for 2001. The maximum amount outstanding at the end of any month was $7,951,000 during 2002 and $13,022,000 during 2001. The securities underlying the agreements were held by a safekeeping agent for the Company.

Advances from the FHLB are summarized as follows:

	DECEMBER 31,

	2002		2001

	WEIGHTED		WEIGHTED
	AVERAGE		AVERAGE
	RATE	AMOUNT	RATE	AMOUNT

Advances from the FHLB due
2003	2.70%	$1,000	—%	$—
2004	3.40	500	—	—
2005	4.16	3,504	6.40	2,000
2006	5.18	2,505	5.37	2,005
2007	4.17	3,274	—	—
2009	4.57	1,000	—	—

Total	4.26%	$11,783	5.92%	$4,005

These advances were collateralized in aggregate, as provided for in the Advance Security and Deposit Agreement with the FHLB, by FHLB stock owned, deposits with the FHLB, qualifying first mortgage loans, and certain U.S. Government agency securities. At December 31, 2002, approximately $3,400,000 of the advances have adjustable rates.

In May 2002 the Bancorp formed EvergreenBancorp Capital Trust 1 (“Capital Trust”) a statutory trust formed under the laws of the State of Delaware and a wholly owned financing subsidiary of the Bancorp. In May 2002, Capital Trust issued $5 million in aggregate liquidation amount of trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Capital Trust, the Bancorp issued an equivalent amount of junior subordinated debentures to Capital Trust. The junior subordinated debentures are the sole assets of Capital Trust. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 3.50% (5.31% at December 31, 2002), provided that this rate cannot exceed 12.0% through June 30, 2007. The junior subordinated debentures will mature in 2032, at which time the preferred securities must be redeemed. The Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Capital Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs totaling $209,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

NOTE 9: STOCKHOLDERS’ EQUITY

Effective June 20, 2001, the Bank became a wholly owned subsidiary of the Bancorp. The reorganization resulted in a share-for-share exchange of stock whereby stockholders of the Bank became stockholders of the Bancorp. The capital accounts of the Bank were carried forward, without change, as the capital accounts of the Bancorp.

On February 20, 2001, prior to the reorganization, the Bank amended and restated its articles of incorporation to change the par value of its common and preferred stock from $10 to $1 per share. This amendment was recognized in the financial statements by transferring $5,971,000 from common stock par value to surplus.

The articles of incorporation of the Bancorp were amended and restated effective July 31, 2001, to increase the amount of authorized common stock to 15,000,000 shares and to change both common and preferred stock to no par value. These amendments were recognized in the financial statements by combining the amounts of common stock and surplus and reclassifying the total in a single category, common stock and surplus.

Two stockholders, owning 40,700 shares of Bank common stock, exercised their right to dissent to reorganization. These dissenting stockholders received $24.50 for each share of Bank stock held. The Bank recognized the settlement prior to June 20, 2001 by recording a liability to the dissenting stockholders, and payment was made following completion of the reorganization.

On May 17, 2001, the Bancorp’s Board of Directors approved a three-for-two stock split payable July 31, 2001 to stockholders of record as of July 1, 2001. The three-for-two stock split also affected stock options previously granted and shares available for grant under the 2000 Stock Option Plan.

On June 20, 2002, the Bancorp’s Board of Directors approved a 15% stock dividend payable on July 15, 2002 to stockholders of record as of July 8, 2002. The stock dividend also affected stock options previously granted and shares available for grant under the 2000 Stock Option Plan.

NOTE 10: INCOME TAXES

Income tax expense for the years ended December 31 consisted of the following (in thousands):

	2002	2001	2000

Currently payable	$708	$620	$661
Deferred	(28)	(31)	(137)

TOTAL	$680	$589	$524

A reconciliation between the statutory federal income tax rates (maximum of 34%) and the effective income tax rate was as follows (in thousands):

	2002	2001	2000

Federal income tax at statutory rates	$688	$622	$590
Decrease in taxes resulting from tax-exempt interest income	(28)	(53)	(86)
Nondeductible expenses and other	20	20	20

TOTAL	$680	$589	$524

The components of the deferred income tax asset included in other assets were as follows (in thousands):

	2002	2001

DEFERRED TAX ASSET
Provision for loan losses	$480	$415
Postretirement health care benefits	304	257
Unamortized loan fees, net of loan costs	75	119
Accrued vacation pay	75	73
Deferred compensation	—	7

	934	871

	2002	2001

DEFERRED TAX LIABILITY
Federal Home Loan Bank stock dividends	$(217)	$(191)
Depreciation	(128)	(119)
Unrealized gain on securities available-for-sale	(50)	(28)

	(395)	(338)

Net deferred income tax asset	$539	$533

NOTE 11: STOCK OPTION PLAN

In April of 2000, the stockholders of the Bank approved the 2000 Stock Option Plan that was subsequently adopted by the Bancorp as a result of the holding company formation. Options available under the Plan were adjusted for both the 2001 three-for-two stock split and the 2002 15% stock dividend, and prior period amounts also have been retroactively adjusted.

The Plan provides for the granting of non-qualified and incentive stock options for up to 113,850 common shares to certain employees and directors. Non-qualified stock options granted to employees vest over a 5-year period and expire 10 years from the date of the grant. Non-qualified stock options granted to directors vest over a 3-year period and expire 3 years from the date of the grant. At December 31, 2002, options for 34,079 shares were available for future grants under the Plan.

Stock option transactions were as follows:

	2002		2001		2000

		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE

Outstanding at the beginning of the year	65,349	$12.70	37,691	$12.54	—
Granted	20,700	14.70	33,638	12.88	37,691	$12.54
Exercised	(690)	12.54	(805)	12.54	—	—
Forfeited	(7,083)	12.71	(5,175)	12.73	—	—

Outstanding at the end of the year	78,276	$13.33	65,349	$12.70	37,691	$12.54

Additional information concerning outstanding stock options was as follows:

			WEIGHTED-
	WEIGHTED-		AVERAGE
	AVERAGE	NUMBER OF	REMAINING
YEARS	EXERCISE PRICE	OPTION SHARES	CONTRACTUAL LIFE

2002	$14.70	20,700	9.30 years
2001	$12.87	27,596	8.07 years
2000	$12.54	29,980	6.41 years

Options outstanding at year-end 2002 were as follows.

	OUTSTANDING			EXERCISABLE

		WEIGHTED
		AVERAGE			WEIGHTED
		REMAINING			AVERAGE
RANGE OF		CONTRACTUAL			EXERCISE
EXERCISE PRICES	NUMBER	LIFE		NUMBER	PRICE

$12.54-$12.93	$57,576	7.22	years	19,522	$12.63
$14.70	20,700	9.30	years	—	—

Outstanding at year-end	$78,276	7.76	years	19,522	$12.63

NOTE 12: EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share of common stock is computed on the basis of the weighted average number of common stock shares outstanding adjusted for the 2001 three-for-two stock split and the 2002 15% stock dividend. Diluted earnings per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options adjusted for the 2001 three-for-two stock split and the 2002 15% stock dividend.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows (in thousands, except share and per share data):

	2002	2001	2000

INCOME (NUMERATOR):
Net Income	$1,343	$1,240	$1,210

SHARES (DENOMINATOR):
Weighted average number of common stock shares outstanding - basic	1,075,403	1,106,950	1,150,526
Dilutive effect of outstanding employee and director stock options	9,370	2,178	—

Weighted average number of common stock shares outstanding and assumed conversions - diluted	1,084,773	1,109,128	1,150,526

Basic earnings per share of common stock	$1.25	$1.12	$1.05

Diluted earnings per share of common stock	$1.24	$1.12	$1.05

NOTE 13: RETIREMENT PLAN

The Company participates in a multi-employer defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15 percent of gross salary per month. For the first 6%, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the Plan begins at 20% after two years of employment and such contributions are 100% vested with five years of employment. The Company’s contributions to the plan for 2002, 2001, and 2000 were $255,000, $270,000, and $281,000, respectively.

NOTE 14: POSTRETIREMENT HEALTH CARE BENEFITS

The Company participates in multi-employer defined benefit postretirement health care plans that provide medical and dental coverage to directors and surviving spouses and to employees who retire after age 62 and 15 years of full-time service and their dependents. The medical and dental plans are noncontributory and nonfunded.

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 106 requires that employers recognize the cost of providing postretirement benefits over an employee’s active service period. Net periodic postretirement benefit cost under SFAS No. 106 was $167,000 in 2002, $125,000 in 2001, and $76,000 in 2000.

Net periodic postretirement benefit cost for 2002, 2001, and 2000 included the following components (in thousands):

	2002	2001	2000

Service cost	$59	$40	$27
Interest cost	71	58	40
Amortization of transition obligation	41	41	41
Recognized actuarial (gain) loss	(4)	(14)	(32)

Net periodic benefit cost	$167	$125	$76

A reconciliation of the benefit obligation at the beginning and end of the year and the effects attributable to each cost component for 2002, 2001, and 2000 are as follows (in thousands):

	2002	2001	2000

Benefit obligation at beginning of year	$914	$606	$543
Service cost	59	40	27
Interest cost	71	58	40
Actuarial loss	186	224	6
Benefits paid	(26)	(14)	(10)

Benefit obligation at end of year	$1,204	$914	$606

The fair value of plan assets at the beginning and end of the year and the changes during 2002, 2001, and 2000 are as follows (in thousands):

	2002	2001	2000

Fair value of plan assets at beginning of year	$0	$0	$0
Employer contribution	26	14	10
Benefits paid	(26)	(14)	(10)

Fair value of plan assets at end of year	$0	$0	$0

The funded status (the excess of the benefit obligation over the fair value of plan assets at the end of the year) of the plan is reconciled to the accrued benefit cost at December 31, 2002, 2001, and 2000, as follows (in thousands):

	2002	2001	2000

Funded status	$(1,204)	$(914)	$(606)
Unrecognized transition obligation	407	448	489
Unrecognized actuarial gain	(97)	(290)	(530)

Accrued benefit cost	$(894)	$(756)	$(647)

The weighted-average discount rate used in the accounting for the plan was 6.5% for 2002, 7.0% for 2001, and 7.25% for 2000.

The assumed rate of increase for 2003 in per capita cost of covered benefits is 9.5% for medical benefits and 8.5% for dental benefits. The rate for medical benefits was assumed to decrease gradually to 5.0% in 2012 and remain at that level thereafter.

Assumed health-care-cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health-care-cost trend rates would have the following effects (in thousands):

	1-PERCENTAGE-	1-PERCENTAGE-
	POINT	POINT
	INCREASE	DECREASE

Effect on total of service and interest cost components	$30	$(23)

Effect on benefit obligation	$231	$(182)

NOTE 15: LEASES

The Company leases premises and parking facilities for the Seattle and Lynnwood offices from PEMCO Mutual Insurance Company under leases expiring from March 31, 2003 to May 31, 2011. The Company leases the Bellevue office premises from another party. The lease expires May 31, 2011. Furniture and equipment is leased from PEMCO Corporation. Total rental expense, including amounts paid under month-to-month cancelable leases, amounted to $598,000, $587,000, and $401,000 for 2002, 2001, and 2000, respectively.

The future minimum rental commitments as of December 31, 2002, for all noncancelable leases are as follows:

2003	$462,000
2004	465,000
2005	479,000
2006	493,000
2007	208,000
Thereafter	403,000

Total	$2,510,000

NOTE 16: AGREEMENTS WITH RELATED PARTIES

The Company shares common services and support activities with other companies located at PEMCO Financial Center. Those companies include PEMCO Insurance Company, PEMCO Mutual Insurance Company, PEMCO Life Insurance Company, PEMCO Foundation, Inc., PEMCO Corporation, PEMCO Technology Services, Inc., Public Employees Insurance Agency, Inc., and School Employees Credit Union of Washington. Such shared functions include human resources, employee benefits, marketing, and purchasing. Total costs associated with these shared services were $280,000 for the year ended December 31, 2002. The Company has sold U.S. government securities to these companies under agreements to repurchase.

In addition, data processing expense for services provided by PEMCO Corporation, PEMCO Mutual Insurance Company, and PEMCO Technology Services, Inc. for 2002, 2001, and 2000 was $356,000, $327,000, and $315,000, respectively.

At December 31, 2002, approximately 6.6% of the Company’s deposits are from other companies located at PEMCO Financial Center.

Two of the members of the Boards of Directors of the Bancorp and the Bank are also minority directors of one or more of the other companies located at PEMCO Financial Center, except for the School Employees Credit Union of Washington.

NOTE 17: COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various commitments and contingent liabilities (such as guarantees, commitments to extend credit, letters of credit, and lines of credit) that are not presented in the financial statements. Such off-balance-sheet items are recognized in the financial statements when they are funded or related fees are received. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The off-balance-sheet items do not represent unusual elements of credit risk in excess of the amounts recognized in the balance sheets.

The distribution of commitments to extend credit approximates the distribution of loans outstanding as set forth in Note 4. Commercial and standby letters of credit and similar arrangements are granted primarily to commercial borrowers.

The Company is not aware of any claims or lawsuits that would have a materially adverse effect on the financial position of the Company.

The Company’s significant commitments and contingent liabilities at December 31 were as follows (in thousands):

	2002	2001

Lines of credit	$30,871	$34,052
Standby letters of credit and similar arrangements	150	278

NOTE 18: FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at December 31 were as follows (in thousands):

	2002		2001

	BOOK	FAIR	BOOK	FAIR
	VALUE	VALUE	VALUE	VALUE

FINANCIAL ASSETS
Cash and cash equivalents	$22,620	$22,620	$17,166	$17,166
Securities available for sale	23,694	23,694	15,214	15,214
Net loans	119,819	120,196	120,721	122,092
Accrued interest receivable	663	663	584	584
FINANCIAL LIABILITIES
Deposits	$132,174	$132,568	$130,344	$132,134
Federal funds purchased and securities sold under agreements to repurchase	3,353	3,353	5,597	5,597
Advances from Federal Home Loan Bank	11,783	11,861	4,005	4,168
Junior subordinated debt	5,000	5,000	—	—
Accrued interest payable	155	155	349	349

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

NOTE 19: REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital adequacy guidelines that involve quantitative measures of each entity’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain the minimum amounts and ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets as set forth in the table below. Under the regulatory framework for prompt corrective action, the Company must maintain other minimum risk-based ratios as set forth in the table.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category.

The actual capital amounts (in thousands) and ratios of the Company and the Bank are presented in the table below.

					MINIMUM TO BE WELL
					CAPITALIZED UNDER THE
			MINIMUM FOR CAPITAL		PROMPT CORRECTIVE
	ACTUAL		ADEQUACY PURPOSES		ACTION PROVISIONS

	Amount	Ratio	Amount	Ratio	Amount	Ratio

DECEMBER 31, 2002
Total capital (to risk-weighted assets)
Consolidated	$22,499	17.20%	$10,467	8.00%	$13,084	10.00%
Bank	22,071	16.87	10,467	8.00	13,084	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	20,863	15.95	5,234	4.00	7,850	6.00
Bank	20,438	15.62	5,234	4.00	7,850	6.00
Tier 1 capital (to average assets)(1)
Consolidated	20,863	12.78	6,530	4.00	8,162	5.00
Bank	20,438	12.53	6,527	4.00	8,158	5.00
DECEMBER 31, 2001
Total capital (to risk-weighted assets)
Consolidated	$16,181	12.78%	$10,132	8.00%	$12,665	10.00%
Bank	16,099	12.71	10,131	8.00	12,663	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	14,683	11.59	5,066	8.00	7,599	6.00
Bank	14,601	11.53	5,065	4.00	7,598	6.00
Tier 1 capital (to average assets)(1)
Consolidated	14,683	9.73	6,135	4.00	7,669	5.00
Bank	14,601	9.68	6,032	4.00	7,540	5.00

(1)	Also referred to as the leverage ratio

NOTE 20: CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following are a condensed balance sheet at December 31, 2002 and 2001, and the related condensed statements of income and cash flows for the year ended December 31, 2002 and the period June 21, 2001 to December 31, 2001 for EvergreenBancorp, Inc.:

CONDENSED BALANCE SHEET (in thousands):

	2002	2001

ASSETS:
Due from EvergreenBank	$163	$83
Investment in subsidiaries	20,689	14,655
Other assets	276	—

TOTAL ASSETS	$21,128	$14,738

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Stockholders’ equity	$15,960	$14,738
Junior subordinated debentures	5,155	—
Other liabilities	13	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,128	$14,738

CONDENSED STATEMENT OF INCOME (in thousands):

	2002	2001

INCOME:
Dividend from EvergreenBank	$443	$75
EXPENSE:
Interest expense	166	—
Other expense	42	3

Income before income taxes and equity in undistributed income of subsidiary	235	72
Income tax benefit	72	1
Equity in undistributed income of subsidiary	1,036	551

NET INCOME	$1,343	$624

CONDENSED STATEMENT OF CASH FLOWS (in thousands):

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,343	$624
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiary	(1,036)	(551)
Amortized of debt issuance costs	5	—
Increase in other assets	(73)	—
Increase in other liabilities	13	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	252	73
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributed to subsidiary	(4,800)	—
Investment in EvergreenBancorp capital Trust I	(155)	—

CASH FLOWS USED IN INVESTING ACTIVITIES	(4,955)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends	(168)	—
Repurchase of fractional shares	(4)	—
Debt issuance costs	(209)	—
Proceeds from issuance of subordinated debentures	5,155	—
Proceeds from exercise of stock options	9	10

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,783	10

NET INCREASE IN CASH	80	83
CASH ON DEPOSIT WITH EVERGREENBANK AT BEGINNING OF PERIOD	83	—

CASH ON DEPOSIT WITH EVERGREENBANK AT END OF YEAR	$163	$83

NOTE 21: SELECTED QUARTERLY DATA (UNAUDITED)

(In thousands, except per share data):

	QUARTER ENDED

	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31

2002
Interest income	$2,711	$2,729	$2,803	$2,806
Net interest income	2,043	2,064	2,096	2,134
Net income	301	335	350	357
Basic earnings per share	0.28	0.31	0.32	0.34
Diluted earnings per share	0.28	0.31	0.32	0.33
2001
Interest income	$2,987	$3,035	$2,944	$2,783
Net interest income	1,861	1,901	1,951	2,001
Net income	338	322	279	301
Basic earnings per share	0.30	0.29	0.26	0.27
Diluted earnings per share	0.30	0.29	0.26	0.27

The following audited consolidated financial statements and related documents are set forth below on the pages indicated:

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 13, 2002, Bancorp’s Board of Directors approved the Audit Committee’s recommendation of Crowe, Chizek and Company LLP to serve as the Company’s independent public accountants, replacing John L. O’Brien & Company, PLLC (“O’Brien”) effective November 14, 2002, as the Company’s independent public accountants.

O’Brien performed audits of the consolidated financial statements for the two years ended December 31, 2001 and 2000. Their reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two years ended December 31, 2001 and 2000 and from December 31, 2001 through November 14, 2002, the effective date of dismissal, there have been no disagreements between the Company and O’Brien on any matter of accounting principles or practice, financial statement disclosure, or auditing scope of procedure, which disagreements would have caused O’Brien to make reference to the subject matter of such disagreements in connection with its report.

During the two years ended December 31, 2001 and 2000, and from December 31, 2001 through November 14, 2002, the effective date its services terminated, O’Brien did not advise the Company of any of the following matters: (1) that the internal controls necessary for the Company to develop reliable financial statements did not exist; (2) that information had come to O’Brien’s attention that had led it to no longer be able to rely on management’s representations, or that had made it unwilling to be associated with the financial statements prepared by management; (3) that there was a need to expand significantly the scope of the audit of the Company, or that information had come to O’Brien’s attention that if further investigated: (i) may materially impact the fairness or reliability of either a previously-issued audit report or underlying financial statements or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements) or (ii) may cause it to be unwilling to rely on management’s representation or be associated with the Company’s financial statements and that, due to its termination, O’Brien did not so expand the scope of its audit or conduct such further investigation; or (4) that information had come to O’Brien’s attention that it had concluded materially impacted the fairness or reliability of either: (i) a previously issued audit report or the underlying financial statements or (ii) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant’s satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and that, due to O’Brien’s termination, or for any other reason, the issue has not been resolved to O’Brien’s satisfaction prior to its termination.

Bancorp filed a Current Report on Form 8-K with the SEC dated November 14, 2002, announcing that Bancorp’s Board of Directors had approved the Audit Committee’s recommendation of Crowe, Chizek and Company LLP to serve as Bancorp’s independent public accountants, replacing John L. O’Brien & Company, PLLC effective November 14, 2002. Attached to the report was a copy of a letter O’Brien has furnished to the SEC dated November 14, 2002 stating that it agrees with the above statements.

During the two years ended December 31, 2001 and 2000 and from December 31, 2001 through the engagement of Crowe Chizek as the Company’s independent accountant, neither the Company nor anyone on its behalf had consulted Crowe Chizek with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any related item.

PART III

ITEM 10. Directors and Executive Officers of EvergreenBancorp, Inc.

Information regarding directors and executive officers is included in Bancorp’s Proxy Statement for its 2003 Annual Meeting of Shareholders (the “Proxy Statement”) under the heading “Election of Directors – Information with Respect to Nominees and Directors Whose Terms Continue,” “Executive Management,” and “Compliance with Section 16(a) Filing Requirements” and is incorporated herein by reference. References within the Proxy Statement to “the Company” refer only to Bancorp.

ITEM 11. Executive Compensation

Information concerning compensation of executive officers and directors is included in Bancorp’s Proxy Statement under the headings “Meetings and Committees of the Board of Directors – Compensation of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is included in Bancorp’s Proxy Statement under the headings “Security Ownership – Directors and Executive Officers” and “Beneficial Owners” and is incorporated herein by reference.

For information concerning Equity Compensation Plan Information, see the section entitled “Equity Compensation Plan Information” in Bancorp’s Proxy Statement that is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included in Bancorp’s Proxy Statement under the heading entitled “Transactions with Management” and is incorporated herein by reference.

ITEM 14. Controls and Procedures

Within the 90 days prior to the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

     There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) FINANCIAL STATEMENTS

The financial statements required by Item 8 of this report are filed as part of this report.

     (a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

     (b)  REPORTS ON FORM 8-K

The following Forms 8-K were filed during the fourth quarter 2002:

Bancorp filed a Current Report on Form 8-K with the SEC dated October 31, 2002, announcing its earnings for the third quarter 2002. A copy of the October 30, 2002 press release issued by Bancorp was attached to that form as Exhibit No. 99.

Bancorp filed a Current Report on Form 8-K with the SEC dated November 14, 2002, announcing that Bancorp’s Board of Directors had approved the Audit Committee’s recommendation of Crowe, Chizek and Company LLP to serve as the Company’s independent public accountants, replacing John L. O’Brien & Company, PLLC effective November 14, 2002.

     (c)  EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Registrant dated July 25, 2001.[1]

3.2	Bylaws of Registration dated February 14, 2001[1]

10.1	2000 Stock Option Plan dated February 17, 2000 and adopted by Registrant effective June 20, 2001.[2]

10.2	Incentive Stock Option Letter Agreement[2]

10.3	Nonqualified Stock Option Letter Agreement[2]

10.4	Directors Nonqualified Stock Option Letter Agreement[2]

10.5	PEMCO Deferred Compensation Plan dated as of December 17, 1998 and adopted by Registrant effective June 20, 2001.[1]

10.6	PEMCO Directors’ Deferred Compensation Plan dated as of December 17, 1998 and adopted by Registrant effective June 20, 2001.[1]

1 Incorporated by reference to Exhibits 3.1, 3.2, 10.2 and 10.3, respectively, of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

2 Incorporated by reference to Exhibits 99.1, 99.2, 99.3 and 99.4, respectively, of Registrant’s Registration Statement on Form S-8 (Reg. No. 333-67956) filed August 20, 2001

21	Subsidiaries of the Registrant

23.1	Independent Auditors’ Consent - Crowe, Chizek and Company LLP

23.2	Independent Auditors’ Consent - John L. O’Brien & Company, PLLC

99.1	Certification of the Chief Executive Officer of Registrant as required by Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of Registrant as required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23 day of March, 2003.

EVERGREENBANCORP, INC

BY: /s/ Gerald O. Hatler Gerald O. Hatler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 23 day of March, 2003.

Executive Officers

/s/ Gerald O. Hatler Gerald O. Hatler	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William G. Filer II William G. Filer II	Sr. Vice President and Chief Financial Officer (Principal Accounting Officer)

Remaining Directors

/s/ Richard W. Baldwin	/s/ J. Thomas Handy

Richard W. Baldwin	J. Thomas Handy

/s/ C. Don Filer	/s/ Robert W. Howisey

C. Don Filer	Robert W. Howisey

/s/ Carole J. Grisham	/s/ Stan W. McNaughton

Carole J. Grisham	Stan W. McNaughton

/s/ Robert J. Grossman Robert J. Grossman

CERTIFICATIONS

I, Gerald O. Hatler, certify that:

1.	I have reviewed this annual report on Form 10-K of EvergreenBancorp, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 23, 2003
/s/ Gerald O. Hatler

Gerald O. Hatler
Chief Executive Officer

I, William G. Filer II, certify that:

1.	I have reviewed this annual report on Form 10-K of EvergreenBancorp, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 23, 2003	/s/ William G. Filer II William G. Filer II Chief Financial Officer