Form 10-Q
period 2003-03-31
EVERGREENBANCORP INC
filed 2003-05-15
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[ ]	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File No. 000-32915

EVERGREENBANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON (State or Other Jurisdiction of Incorporation or Organization	91-2097262 (I.R.S. Employer Identification Number

301 Eastlake Avenue East
   Seattle, Washington 98109-5407
(Address of Principal Executive Offices) (Zip Code)

(206) 628-4250
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

Yes    [   ]    No    [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding as of May 13, 2003: 1,077,199 shares
No Preferred Stock were issued or outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
1.	Unaudited Consolidated Balance Sheets - March 31, 2003 and December 31, 2002.
2.	Unaudited Consolidated Statements of Income - For the three months ended March 31, 2003 and 2002.
3.	Unaudited Consolidated Statements of Changes in Stockholders’ Equity - For the three months ended March 31, 2003 and 2002.
4.	Unaudited Consolidated Statements of Cash Flows - For the three months ended March 31, 2003 and 2002.
5.	Notes to unaudited Consolidated Financial Information.
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
(a) Exhibits
Exhibit 99.1 — Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
Exhibit 99.2 — Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
(b) Reports on Form 8-K

Part I — Financial Information
Item 1 — Unaudited Consolidated Financial Statements

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002
(in thousands, except per share data)

	March 31,	December 31,
	2003	2002

Assets
Cash and cash equivalents:
Cash and due from banks	$8,517	$9,479
Interest-bearing deposits in financial institutions	3,432	6,141
Federal funds sold	11,561	7,000

Total cash and cash equivalents	23,510	22,620
Securities
Available for sale	31,069	23,694
Loans
Loans	114,661	121,509
Allowance for loan losses	(1,580)	(1,690)

Net loans	113,081	119,819
Premises and equipment	2,134	2,174
Accrued interest and other assets	1,674	1,619

Total assets	$171,468	$169,926

Liabilities
Deposits
Noninterest bearing	$41,156	$38,750
Interest bearing	91,657	93,424

Total deposits	132,813	132,174
Federal funds purchased	4,446	3,353
Advances from Federal Home Loan Bank	11,568	11,783
Accrued expenses and other liabilities	1,555	1,656
Junior subordinated debt (trust preferred securities)	5,000	5,000

Total liabilities	155,382	153,966
Stockholders’ equity
Preferred stock:
No par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus:
No par value; 15,000,000 shares authorized; 1,076,625 shares issued at 2003; 1,075,461 shares issued at 2002	13,612	13,597
Retained earnings	2,349	2,266
Accumulated other comprehensive income	125	97

Total stockholders’ equity	16,086	15,960

Total liabilities and stockholders’ equity	$171,468	$169,926

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENT OF INCOME
Three months ended March 31, 2003 and 2002

(in thousands, except per share data)

	2003	2002

Interest income
Loans, including fees	$2,347	$2,515
Federal funds sold and other	37	49
Securities:
Available for sale	226	147

Total interest income	2,610	2,711
Interest expense
Deposits	385	587
Federal funds purchased	8	18
Advances from Federal Home Loan Bank	133	63
Junior subordinated debt (trust preferred securities)	61	—

Total interest expense	587	668

Net interest income	2,023	2,043
Provision for loan losses	3	89

Net interest income after Provision for loan losses	2,020	1,954
Noninterest income
Service charges on deposit accounts	203	167
Net merchant credit card processing	42	44
Other noninterest income	167	139

Total noninterest income	412	350
Noninterest expense
Salaries and employee benefits	1,018	969
Occupancy and equipment	300	297
Other noninterest expense	671	593

Total noninterest expense	1,989	1,859

Income before income tax expense	443	445
Income tax expense	145	144

Net income	$298	$301

Basic earnings per share of common stock	$0.28	$0.28

Diluted earnings per share of common stock	$0.27	$0.28

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended March 31, 2003, and 2002 (in thousands, except share and per share data):

				Accumulated
		Common		other	Total
	Common	stock		comprehen-	stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income	equity

Balance at January 1, 2002	934,817	$11,485	$3,198	$55	$14,738
Comprehensive income
Net income	—	—	301	—	301
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $12	—	—	—	(24)	(24)

Total comprehensive income					277
Cash dividends ($.157 per share)	—	—	(168)	—	(168)

Balance at March 31, 2002	934,817	$11,485	$3,331	$31	$14,847

				Accumulated
		Common		other	Total
	Common	stock		comprehen-	stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income	equity

Balance at January 1, 2003	1,075,461	$13,597	$2,266	$97	$15,960
Comprehensive income
Net income	—	—	298	—	298
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $(10)	—	—	—	28	28

Total comprehensive income					326
Cash dividends ($.20 per share)	—	—	(215)	—	(215)
Exercise of stock options	1,164	15	—	—	15

Balance at March 31, 2003	1,076,625	$13,612	$2,349	$125	$16,086

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2003, and 2002
(in thousands, except share and per share data):

	2003	2002

Cash flows from operating activities
Net income	$298	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	140	113
Provision for loan losses	3	89
Net amortization of premium on securities	32	6
Federal Home Loan Bank stock dividends	(22)	(18)
Dividends reinvested	(45)	(83)
Other changes, net	(170)	(142)

Net cash provided by operating activities	236	266
Cash flows from investing activities
Proceeds from sales and maturities of securities available-for-sale	510	30
Purchases of securities available-for-sale	(11,000)	—
Proceeds from prepayments of securities available-for-sale	3,192	—
Net decrease in loans	6,735	369
Purchases of premises and equipment	(100)	(76)

Net cash provided by/(used in) investing activities	(663)	323
Cash flows from financing activities
Net increase in deposits	639	10,257
Net decrease in federal funds purchased and securities sold under agreements to repurchase	1,093	2,354
Advances from Federal Home Loan Bank	—	350
Repayment of advances from Federal Home Loan Bank	(215)	—
Proceeds from exercise of stock options	15
Dividends paid	(215)	(168)

Net cash provided by (used in) financing activities	1,317	12,793

Net increase in cash And cash equivalents	890	13,382
Cash and cash equivalents at beginning of year	22,620	17,166

Cash and cash equivalents at end of quarter	$23,510	$30,548

See accompanying notes to unaudited consolidated financial statements

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION

Note 1: Basis of presentation and accounting policies

 The accompanying unaudited condensed consolidated financial statements include the accounts of EvergreenBancorp, Inc. (“Bancorp”) and its wholly owned subsidiaries (collectively referred to as the “Company”). As of March 31, 2003, Bancorp’s subsidiaries were EvergreenBank (the “Bank”) and EvergreenBancorp Capital Trust I (the “Trust”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2002, filed by Bancorp with the United States Securities and Exchange Commission.

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

The Trust is a Delaware business trust organized pursuant to a Declaration of Trust dated as of May 20, 2002. An Amended and Restated Declaration of Trust was executed May 23, 2002.

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

The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to possible changes in the near term relate to the determination of the allowance for loan losses on loans, the carrying values of securities, and deferred tax assets.

Reclassifications:    Certain items in prior periods’ financial statements have been reclassified to conform with the current period’s presentation. These reclassifications did not change previously reported stockholders’ equity or net income.

Note 2: – Stock dividend

 On July 8th, 2002, the Company effected a 15% stock dividend. All references to number of shares issued, outstanding (basic and diluted), and earnings per share, for all periods presented have been restated as if the stock dividend had actually occurred on January 1, 2002.

Note 3: – Stock options

 During the first quarter of 2003, a total of 30,500 stock options were granted at an exercise price of $16.30. In addition, during the first quarter of 2003, there were 1,164 options exercised. The total stock options outstanding were 119,858 at March 31, 2003 with exercise prices ranging between $12.54 and $16.30 and expiration dates between October 22, 2003 and March 25, 2013.

Note 4: Investments

 Investment securities available for sale include $8,657,000 in mortgage backed securities at March 31, 2003. This investment by the Bank in mortgage backed securities qualifies as collateral for advances from the Federal Home Loan Bank of Seattle. Investment securities available for sale also include the AMF Adjustable Rate Mortgage Fund with a fair value of $15,436,000 at March 31, 2003.

Note 5 : Junior subordinated debt (trust preferred securities)

 On May 23, 2002, Bancorp purchased 155 Floating Rate Common Securities (liquidation amount $1,000 per common security) (the “Common Security”) issued by the Trust. Also on May 23, 2002, the Trust issued 5,000 Floating Rate Capital Securities (liquidation amount $1,000 per capital security) (the “Capital Securities”). The capital securities were sold in a private placement pursuant to exemption from registration under of the Securities Act of 1933. The proceeds of the issuance of the common and capital securities, net of issuing expenses, were used by the Trust to purchase $5,155,000 in principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”) issued by Bancorp. Bancorp invested $4,800,000 of the proceeds in the Bank. Distributions on the common and capital securities issued by the Trust are payable quarterly at a variable interest rate, reset quarterly, equal to the three-month London interbank offered rate (LIBOR) plus 3.5 percent. The Company recognizes the distributions payable on the capital securities and the debentures as interest expense for financial reporting purposes. The debentures mature in 2032 and are redeemable at Bancorp’s option beginning in 2007. Issuing expenses are being amortized over the thirty year period. The capital securities are guaranteed on a subordinated basis by Bancorp with respect to distributions and amounts payable upon liquidation, redemption, or repayment. The capital securities qualify as Tier 1 capital for regulatory purposes.

Note 6: Stock compensation

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2003	2002

Net income as reported	$298	$301
Deduct: Stock-based compensation expense determined under fair value based method	11	9

Pro forma net income	$287	$292

Basic earnings per share as reported	$0.28	$0.28
Pro forma basic earnings per share	0.27	0.27
Diluted earnings per share as reported	0.27	0.28
Pro forma diluted earnings per share	$0.26	$0.27

Note 7: Earnings per share

Basic earnings per share of common stock is computed on the basis of the weighted average number of common stock shares outstanding adjusted for the 2002 15% stock dividend. Diluted earnings per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options adjusted for the 2002 15 percent stock dividend.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock follows.

(in thousands, except share and per share data):

	Three months ended March 31,
	2003	2002
Income (numerator):
Net income	$298	$301

Shares (denominator):
Weighted average number of common stock shares outstanding - basic	1,076,350	1,075,040
Dilutive effect of outstanding employee and director stock options	9,429	5,540

Weighted average number of common stock shares outstanding and assumed conversion - diluted	1,085,779	1,080,580

Basic earnings per share of common stock	$0.28	$0.28
Diluted earnings per share of common stock	$0.27	$0.28

Note 8: Commitments and contingencies

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

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit and similar arrangements are granted primarily to commercial borrowers.

The Company is not aware of any claims or lawsuits that would have a materially adverse effect on the financial position of the Company.

The Company’s significant commitments at March 31 were as follows (in thousands):

	2003	2002

Lines of credit	$29,240	$34,088
Standby letters of credit and similar arrangements	158	278

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

The following discussion contains a review of the consolidated operating results and financial condition of Bancorp and its wholly-owned subsidiaries (collectively referred to as the “Company”) for the first quarter of 2003. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same period in 2002 and to the previous year ended December 31, 2002. For additional information, refer to the consolidated financial statements and footnotes of EvergreenBancorp, Inc. for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Net Income

Three months ended March 31, 2003 and 2002

For the first quarter of 2003, the Company reported net income of $298,000 compared to $301,000 for the first quarter of 2002, a reduction of 1.01 percent. Basic earnings per common share were $0.28 for the first quarter of 2003 compared to $0.28 for the same period one year ago. On a fully diluted basis earnings per share were $0.27 for the first quarter of 2003 compared to $0.28 last year.

Return on average common equity and return on average assets for the first quarter of 2003 was 7.57 percent and 0.71 percent respectively, compared to 8.18 percent and 0.76 percent for the first three months of 2002. The net interest margin was 5.25 percent compared to 5.59 percent in 2002.

Profits for the quarter ended March 31, 2003 were virtually at the same level as the prior year. Results reflect a decrease in the net interest margin, lower loan loss provisions, an 18 percent improvement in non-interest income and a 7 percent increase in non-interest expense. Further discussion of changes in the primary components affecting first quarter operating results is provided below.

Net Interest Income and Net Interest Margin

The Company’s principal source of earnings is net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds.

Net interest income before provision for loan losses was $2,023,000 for the three month period ended March 31, 2003, compared to $2,043,000 for the same period in 2002, a reduction of 0.98 percent. The decrease was primarily due to the impact of lower interest rates and a change in the mix of assets and liabilities. Changes in mix include lower levels of loans and higher investment balances, and increased borrowings due largely to the issuance of junior subordinated debentures (trust preferred securities) in May of 2002.

The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 5.25 percent for the first quarter of 2003 compared to 5.59 percent for the same quarter one year ago. The weighted average yield on interest earning assets was 6.76 percent for the first quarter of 2003, a decrease of 0.65  percent, compared to 7.41 percent in 2002. Interest expense as a percentage of average earning assets was 1.51 percent for the first quarter of 2003, a decrease of 0.30 percent compared to 1.81 percent in 2002.

Interest income for the three months ended March 31, 2003 was $2,610,000 compared to $2,711,000 for the three months ended March 31, 2002, a decrease of $101,000 or 3.73 percent. This decrease was due primarily to falling interest rates and a change in the mix of interest-earning assets from loans to securities.

Interest expense for the three months ended March 31, 2003 was $587,000 compared to $668,000 for the three months ended March 31, 2002, a decrease of $81,000 or 12.13 percent. The decrease for the first quarter was primarily due to falling interest rates and a higher percentage mix of lower cost deposits, partially offset by higher levels of borrowings.

Noninterest Income/Expense

Noninterest income in the first quarter of 2003 was $412,000 compared to $350,000 in the same quarter of 2002, an increase of $62,000 or 17.71 percent. The increase was primarily due to higher revenue from service charges on deposit accounts and investment services commissions.

Noninterest expense was $1,989,000 in the first quarter of 2003, compared to $1,859,000 in the same quarter of 2002, an increase of $130,000 or 6.99 percent, due mostly to increased personnel and technology costs.

Provision and Allowance for Loan Losses

The provision for loan losses was $3,000 for the first quarter of 2003 compared to $89,000 for the same quarter of 2002. The decrease was due mostly to reduced loan levels and fewer classified loans.

At March 31, 2003, the allowance for loan losses was $1,580,000 compared to $1,690,000 at December 31, 2002. The ratio of the allowance to total loans outstanding was 1.38 percent and 1.39 percent at March 31, 2003, and December 31, 2002.

Management evaluates the adequacy of the allowance on a monthly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, economic conditions, loan commitments outstanding and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at March 31, 2003, there can be no assurance that such losses will not exceed estimated amounts.

Along with other financial institutions, management shares a concern for the outlook of the economy for the remainder of 2003. The continuing slowdown in the local economy could still adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in problem assets, delinquencies and losses on loans.

FINANCIAL CONDITION

Loans and Investments

At March 31, 2003, loans totaled $114,661,000, a reduction of $6,848,000 or 5.64 percent over December 31, 2002. The decrease in loan balances is attributed to reduced economic activity and loan payoffs as borrowers refinance in the low interest rate environment. At March 31, 2003, the Bank had $85,356,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

At March 31, 2003, investments totaled $31,069,000, an increase of $7,375,000 or 31.13 percent over $23,694,000 at December 31, 2002. The increase in investments is primarily the reinvestment of excess liquidity from first quarter loan payoffs.

Deposits

At March 31, 2003, total deposits were $132,813,000, compared to $132,174,000 at December 31, 2002. This represents a 0.48 percent increase from December 31, 2002. Non-interest bearing deposits totaled $41,156,000 at March 31, 2003 compared to $38,750,000 at December 31, 2002. Interest bearing deposits totaled $91,657,000, a reduction of $1,767,000 or 1.89 percent at December 31, 2002.

Borrowings

At March 31, 2003, Federal Home Loan Bank borrowings were $11,568,000, compared to $11,783,000 at December 31, 2002. This represents a 1.82 percent reduction from December 31, 2002 and is due to the payment of principal on amortizing balances.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $16,086,000 at March 31, 2003, an increase of $126,000 or 0.79 percent over December 31, 2002. This increase in capital is principally due to net income for the quarter, substantially offset by the payment of cash dividends to shareholders totaling $215,000 during the three month period ended March 31, 2003.

Book value per share was $14.95 at March 31, 2003 compared to $14.84 at December 31, 2002. Book value per share is calculated by dividing total equity by total shares outstanding.

The following table displays the capital ratios at March 31, 2003 and December 31, 2002 for EvergreenBancorp and Bank. As the table illustrates, the capital ratios exceed those required to be considered well-capitalized.

					Minimum to Be
					Well
					Capitalized
					Under the
			Minimum		Prompt
			for Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2003
Total Capital (to risk-weighted assets)
EvergreenBancorp	$22,541	17.75%	$10,161	8.00%	$12,702	10.00%
EvergreenBank	22,022	17.37%	10,145	8.00%	12,681	10.00%
Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	20,961	16.50%	5,081	4.00%	7,621	6.00%
EvergreenBank	20,442	16.12%	5,073	4.00%	7,609	6.00%
Tier 1 Capital (to average assets)
EvergreenBancorp	20,961	12.31%	6,810	4.00%	8,513	5.00%
EvergreenBank	20,442	12.23%	6,685	4.00%	8,357	5.00%
December 31, 2002
Total Capital (to risk-weighted assets)
EvergreenBancorp	22,499	17.20%	10,467	8.00%	13,084	10.00%
EvergreenBank	22,071	16.87%	10,467	8.00%	13,084	10.00%
Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	20,863	11.95%	5,234	4.00%	7,850	6.00%
EvergreenBank	20,438	11.62%	5,234	4.00%	7,850	6.00%
Tier 1 Capital (to average assets)
EvergreenBancorp	20,863	12.78%	6,530	4.00%	8,162	5.00%
EvergreenBank	20,438	12.53%	6,527	4.00%	8,158	5.00%

Liquidity

Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liquidity management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.

In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. More than 65 percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings, and planned cash flows, maturities and sales of investments and loans.

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 2003 and 2002. See Bancorp’s annual report on Form 10-K for the year ended December 31, 2002 for additional information.

Recent Regulatory Developments

 On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Others will become effective as the SEC adopts appropriate rules.

     The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation includes:

•	the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

•	auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including (i) requiring the chief executive officer and chief financial officer to certify financial statements; (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading; (iii) requiring a company’s chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and (iv) protecting whistleblowers and informants;

•	expansion of the power of the audit committee, including the requirements that the audit committee (i) have direct control of the engagement of the outside auditor, (ii) be able to hire and fire the auditor, and (iii) approve all non-audit services;

•	expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk from that provided in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

While the March 31, 2003 interest rate risk analysis was not yet available, management believes that the Bank’s interest rate risk has not changed significantly from the levels indicated as of December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

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

Forward-Looking Information Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. EvergreenBancorp., Inc. (the “Company”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual events to differ from the Company’s expectation include, but are not limited to, fluctuation in interest rates and loan and deposit pricing, which could reduce the Company’s net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company’s market areas, that could increase credit-related losses and expenses; a national or local disaster, including acts of terrorism; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company’s provision for loan losses and related expenses; higher than anticipated costs related to the Company’s new banking centers, or slower than expected earning assets growth which could extend anticipated breakeven periods at these locations; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company’s banking or other subsidiaries; and possible changes in tax rates, tax laws, or tax law interpretation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

The following Forms 8-K were filed during the first quarter 2003:

Bancorp filed a Current Report on Form 8-K with the SEC dated January 22, 2003, announcing a cash dividend of 20 cents per share of common stock payable on February 7, 2003 to shareholders of record on January 31, 2003. A copy of the January 21, 2003 press release issued by Bancorp was attached to that form as Exhibit No. 99.

Bancorp filed a Current Report of Form 8-K with the SEC dated February 27, 2003, announcing its fourth quarter and 2002 earnings. A copy of the February 3, 2003 press release issued by Bancorp was attached to that form as Exhibit No. 99.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Gerald O. Hatler, Chief Executive Officer, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of EvergreenBancorp, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Gerald O. Hatler

Gerald O. Hatler
Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, William G. Filer II, Chief Financial Officer, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of EvergreenBancorp, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ William G. Filer II

William G. Filer II
Chief Financial Officer