Form 10-Q
period 2003-06-30
EVERGREENBANCORP INC
filed 2003-08-13
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[ ]	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from__________________to__________________

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

Common Stock, no par value, outstanding as of August 12, 2003: 1,077,199 shares
No Preferred Stock were issued or outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.
1.	Unaudited Consolidated Balance Sheets - June 30, 2003 and December 31, 2002.
2.	Unaudited Consolidated Statements of Income - For the three months and six months ended June 30, 2003 and 2002.
3.	Unaudited Consolidated Statements of Shareholders’ Equity - For the six months ended June 30, 2003 and 2002.
4.	Unaudited Consolidated Statements of Cash Flows - For the six months ended June 30, 2003 and 2002.
5.	Notes to Unaudited Consolidated Financial Information.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1 — Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002
(in thousands, except per share data)

	June 30,	December 31,
	2003	2002

Assets
Cash and cash equivalents:
Cash and due from banks	$7,200	$9,479
Interest-bearing deposits in financial institutions	1,074	6,141
Federal funds sold	12,307	7,000

Total cash and cash equivalents	20,581	22,620
Securities available for sale	32,122	23,694
Loans
Loans	119,135	121,509
Allowance for loan losses	(1,614)	(1,690)

Net loans	117,521	119,819
Premises and equipment	2,104	2,174
Accrued interest and other assets	1,710	1,619

Total assets	$174,038	$169,926

Liabilities
Deposits
Noninterest bearing	$41,207	$38,750
Interest bearing	92,684	93,424

Total deposits	133,891	132,174
Federal funds purchased	2,576	3,353
Advances from Federal Home Loan Bank	14,712	11,783
Accrued expenses and other liabilities	1,499	1,656
Junior subordinated debt (trust preferred securities)	5,000	5,000

Total liabilities	157,678	153,966
Stockholders’ equity
Preferred stock:
No par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus:
No par value; 15,000,000 shares authorized; 1,077,199 shares issued at 2003; 1,075,730 shares issued at 2002	13,619	13,597
Retained earnings	2,572	2,266
Accumulated other comprehensive income	169	97

Total stockholders’ equity	16,360	15,960

Total liabilities and stockholders’ equity	$174,038	$169,926

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three-month and six month periods ended June 30, 2003 and 2002
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Interest income
Loans, including fees	$2,246	$2,522	$4,593	$5,037
Federal funds sold and other	23	60	60	109
Securities available for sale	264	147	490	294

Total interest income	2,533	2,729	5,143	5,440
Interest expense
Deposits	339	544	724	1,131
Federal funds purchased	5	15	13	33
Advances from Federal Home Loan Bank	148	76	281	139
Junior subordinated debt (trust preferred securities)	61	30	122	30

Total interest expense	553	665	1,140	1,333

Net interest income	1,980	2,064	4,003	4,107
Provision for loan losses	35	99	38	188

Net interest income after provision for loan losses	1,945	1,965	3,965	3,919
Noninterest income
Service charges on deposit accounts	211	169	414	336
Net merchant credit card processing	36	32	78	76
Gain on sales of loans and available-for-sale securities	62	—	62	—
Other noninterest income	172	173	339	312

Total noninterest income	481	374	893	724
Noninterest expense
Salaries and employee benefits	1,012	944	2,030	1,913
Occupancy and equipment	318	294	618	591
Other noninterest expense	761	599	1,432	1,192

Total noninterest expense	2,091	1,837	4,080	3,696

Income before income tax expense	335	502	778	947
Income tax expense	112	167	257	311

Net income	$223	$335	$521	$636

Basic earnings per share of common stock	$0.21	$0.31	$0.48	$0.59
Diluted earnings per share of common stock	$0.21	$0.31	$0.48	$0.59
Total Comprehensive Income	$267	$354	$593	$631

     See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2003, and 2002 (in thousands, except share and per share data):

				Accumulated
		Common		other	Total
	Common	stock		comprehen-	stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income	equity

Balance at January 1, 2002	934,817	$11,485	$3,198	$55	$14,738
Comprehensive income
Net income	—	—	636	—	636
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $(3)	—	—	—	(5)	(5)

Total comprehensive income					631
Exercise of stock options	600	9			9
Cash dividends ($0.157 per share)	—	—	(168)	—	(168)

Balance at June 30, 2002	935,417	$11,494	$3,666	$50	$15,210

				Accumulated
		Common		other	Total
	Common	stock		comprehen-	stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income	equity

Balance at January 1, 2003	1,075,461	$13,597	$2,266	$97	$15,960
Comprehensive income
Net income	—	—	521	—	521
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $37	—	—	—	72	72

Total comprehensive income					593
Cash dividends ($.20 per share)	—	—	(215)	—	(215)
Exercise of stock options	1,738	22	—	—	22

Balance at June 30, 2003	1,077,199	$13,619	$2,572	$169	$16,360

     See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2003, and 2002
(in thousands, except share and per share data):

	2003	2002

Cash flows from operating activities
Net income	$521	$636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	285	229
Provision for loan losses	38	188
Net amortization of premium on securities	78	12
Gain from sale of loans and available-for-sale securities	(62)
Federal Home Loan Bank stock dividends	(39)	(18)
Dividends reinvested	(117)	(163)
Other changes, net	(284)	(356)

Net cash provided by operating activities	420	528
Cash flows from investing activities
Proceeds from maturities of securities available for sale	3,535	165
Proceeds from sale of loans and securities available for sale	5,568
Purchases of securities available for sale	(22,010)	(8,195)
Proceeds from prepayments of securities available for sale	4,726	—
Net decrease in loans	2,259	1,200
Purchases of premises and equipment	(213)	(171)

Net cash used in investing activities	(6,135)	(7,001)

Cash flows from financing activities
Net increase/(decrease) in deposits	1,717	(2,324)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(777)	(36)
Advances from Federal Home Loan Bank	3,860	6,800
Repayment of advances from Federal Home Loan Bank	(931)	(12)
Proceeds from exercise of stock options	22	9
Proceeds from issuance of trust preferred securities, net		5,000
Dividends paid	(215)	(168)

Net cash provided by financing activities	3,676	9,269

Net (decrease) increase in cash and cash equivalents	(2,039)	2,796
Cash and cash equivalents at beginning of year	22,620	17,166

Cash and cash equivalents at end of quarter	$20,581	$19,962

     See accompanying notes to unaudited consolidated financial statements

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION

Note 1: Basis of presentation and accounting policies

The accompanying unaudited condensed consolidated financial statements include the accounts of EvergreenBancorp, Inc. (“Bancorp”) and its wholly owned subsidiaries (collectively referred to as the “Company”). As of June 30, 2003, Bancorp’s subsidiaries were EvergreenBank (the “Bank”) and EvergreenBancorp Capital Trust I (the “Trust”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2002, filed by Bancorp with the United States Securities and Exchange Commission.

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

Principles of consolidation: The accompanying condensed consolidated financial statements include the combined accounts of Bancorp, the Bank, and the Trust for all periods reported. All significant intercompany balances and transactions have been eliminated.

Critical accounting policies and use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified certain policies as being particularly sensitive in terms of judgments and the extent to which estimates are used. These policies relate to the determination of the allowance for loan losses on loans, and the fair value of financial instruments and are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, estimates and assumptions could result in material differences in the results of operations or financial condition.

Stock compensation:

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

	Three Months ended June 30,
	2003	2002

Net income as reported	$223	$335
Deduct: stock-based compensation expense determined under fair value based method	14	9

Pro forma net income	$209	$326

Basic earnings per share as reported	$0.21	$0.31
Pro forma basic earnings per share	0.19	0.30
Diluted earnings per share as reported	0.21	0.31
Pro forma diluted earnings per share	$0.19	$0.30

	Six Months ended June 30,
	2003	2002

Net income as reported	$521	$636
Deduct: stock-based compensation expense determined under fair value based method	25	18

Pro forma net income	$496	$618

Basic earnings per share as reported	$0.48	$0.59
Pro forma basic earnings per share	0.46	0.57
Diluted earnings per share as reported	0.48	0.59
Pro forma diluted earnings per share	$0.46	$0.57

Reclassifications: Certain items in prior periods’ financial statements have been reclassified to conform with the current period’s presentation. These reclassifications did not change previously reported stockholders’ equity or net income.

Note 2: Stock dividend

On July 8, 2002, the Company effected a 15% stock dividend. All references to number of shares issued, outstanding (basic and diluted), and earnings per share, for all periods presented have been restated as if the stock dividend had actually occurred on January 1, 2002.

Note 3: Stock options

During the second quarter of 2003, no stock options were granted and there were 574 options exercised. The total stock options outstanding were 106,176 at June 30, 2003 with exercise prices ranging between $12.54 and $16.30 and expiration dates between October 22, 2003 and March 25, 2013. All options are granted at market value as of date of grant.

Note 4: Investments

Investment securities available for sale include $12,357,000 in mortgage backed securities at June 30, 2003. This investment by the Bank in mortgage backed securities qualifies as collateral for advances from the Federal Home Loan Bank of Seattle. Investment securities available for sale also include the AMF Adjustable Rate Mortgage Fund with a fair value of $12,509,000 at June 30, 2003.

Note 5: Junior subordinated debt (trust preferred securities)

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

Note 6: Earnings per share

Basic earnings per share of common stock is computed on the basis of the weighted average number of common stock shares outstanding adjusted for the 15 percent stock dividend of 2002. Diluted earnings per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options adjusted for the 15 percent stock dividend of 2002.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock follows.

(in thousands, except share and per share data):

	Three months ended June 30,
	2003	2002
Income (numerator):
Net income	$223	$335

Shares (denominator):
Weighted average number of common stock shares outstanding - basic	1,077,174	1,075,618
Dilutive effect of outstanding employee and director stock options	9,886	5,496

Weighted average number of common stock shares outstanding and assumed conversion - diluted	1,087,060	1,081,114

Basic earnings per share of common stock	$0.21	$0.31
Diluted earnings per share of common stock	$0.21	$0.31

(in thousands, except share and per share data):

	Six months ended June 30,
	2003	2002
Income (numerator):
Net income	$521	$636

Shares (denominator):
Weighted average number of common stock shares outstanding - basic	1,076,645	1,075,330
Dilutive effect of outstanding employee and director stock options	8,267	5,496

Weighted average number of common stock shares outstanding and assumed conversion - diluted	1,084,912	1,080,826

Basic earnings per share of common stock	$0.48	$0.59
Diluted earnings per share of common stock	$0.48	$0.59

Note 7: Commitments and contingencies

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

The Company is not aware of any claims or lawsuits that would have a materially adverse effect on the financial position of the Company.

The Company’s significant commitments at June 30 were as follows (in thousands):

	2003	2002

Lines of credit	$37,143	$35,586
Standby letters of credit and similar arrangements	203	258

Note 8: Newly Issued But Not Yet Effective Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003.

Because the Company is not involved in derivative instruments or hedging activities, Statement 149 will not materially affect the Company’s operating results or financial condition.

Under the new standard for certain liabilities and equity instruments, mandatorily redeemable instruments such as trust preferred securities are considered liabilities and not part of mezzanine (or temporary) equity. The Company will continue to carry these instruments as liabilities in the consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EvergreenBancorp, Inc. (“Bancorp”) is a Washington chartered bank holding company formed in 2001 and headquartered in Seattle, Washington. Bancorp has as its primary business activity ownership of EvergreenBank (the “Bank”) and a financing entity, EvergreenBancorp Capital Trust I (“Trust”). The Bank’s principal business is personal and business banking. Services offered include commercial, real estate and consumer lending; savings, checking and certificate of deposit accounts; financial planning and investment services, and merchant credit card processing services. The Bank conducts business from three locations: the main office northeast of downtown Seattle, the Lynnwood branch office north of Seattle, and the downtown Bellevue branch office east of Seattle. A fourth branch office is expected to open in Federal Way, south of Seattle, in September of 2003.

The Bank’s results of operations primarily depend on net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. The Bank’s operating results are also affected by loan fees, service charges on deposit accounts, merchant credit card processing fees, gains from sales of loans and investments and other noninterest income. Operating expenses of the Bank include employee compensation and benefits, occupancy and equipment costs, federal deposit insurance premiums and other administrative expenses.

The Bank’s results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.

The following discussion contains a review of the consolidated operating results and financial condition of Bancorp and its wholly-owned subsidiaries (collectively referred to as the “Company”) for the second quarter of 2003. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same period in 2002 and to the previous year ended December 31, 2002. For additional information, refer to the audited consolidated financial statements and footnotes of EvergreenBancorp, Inc. for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Net Income

Three months and six months ended June 30, 2003 and 2002

For the second quarter of 2003, the Company reported net income of $223,000 compared to $335,000 for the second quarter of 2002, a reduction of 33.43 percent. The main reason for reduced profits in the second quarter were lower net interest income due to compression in the net interest margin, and increased operating expenses, offset in part by higher non-interest income. Basic and diluted earnings per common share were $0.21 for the second quarter of 2003 compared to $0.31 for the same period one year ago.

For the second quarter of 2003, return on average common equity and return on average assets was 5.95 percent and 0.55 percent respectively, compared to 8.85 percent and 0.85 percent for the same period one year ago.

For the first six months of 2003 net income was $521,000, compared with $636,000 for the first six months of 2002, a decrease of 18.08 percent. Basic and diluted earnings per common share were $0.48 for the first six months of 2003 and $0.59 for the same period of 2002. Return on average assets was 0.59 percent for 2003 and 0.80 percent for 2002. Return on average common equity was 6.31 percent for the first six months of 2003 and 8.58 percent for the same period of 2002. Additional analysis of financial components is contained in the discussion that follows. Unless otherwise stated comparisons are between the second quarter of 2003 and 2002.

Net Interest Income and Net Interest Margin

The Company’s principal source of earnings is net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. Several factors can contribute to changes in net interest income, such as changes in average balances or in the rates on earning assets and rates paid for interest bearing liabilities, the level of noninterest bearing deposits, the level of shareowners’ equity, and the level of nonaccrual loans.

Net interest income before provision for loan losses was $1,980,000 for the second quarter of 2003, compared to $2,064,000 for the same period in 2002, a reduction of 4.07 percent. Net interest income was $4,003,000 for the first six months of 2003, compared with $4,107,000 for the six months of 2002, a decrease of 2.53 percent. The decrease in net interest income for the second quarter was primarily due to the impact of lower interest rates and a change in the mix of assets and liabilities. Changes in mix include lower levels of loans and higher investment balances.

The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 5.12 percent for the first six months of 2003 compared to 5.52 percent for the same period one year ago. The weighted average yield on interest earning assets was 6.63 percent for the first six months of 2003, a decrease of 0.69 percent, compared to 7.32 percent in 2002. Interest expense as a percentage of average earning assets was 1.47 percent for the first six months of 2003, a decrease of 0.30 percent compared to 1.77 percent in 2002.

Interest income for the three months ended June 30, 2003 was $2,533,000 compared to $2,729,000 for the three months ended June 30, 2002, a decrease of $196,000 or 7.18 percent. This decrease was due primarily to falling interest rates and a change in the mix of interest-earning assets from loans to securities. Average loans outstanding for the three months ended June 30, 2003 were $5,106,000 lower than the three months ended June 30, 2002. Interest income for the six months ended June 30, 2003 was $5,143,000 compared with $5,440,000 for the six months ended June 30, 2002, a decrease of 5.46 percent.

Interest expense for the three months ended June 30, 2003 was $553,000 compared to $665,000 for the three months ended June 30, 2002, a decrease of $112,000 or 16.84 percent. Interest expense for the six months ended June 30, 2003 was $1,140,000 compared with $1,333,000 for the same period a year ago, a decrease of $193,000 or 14.48 percent. The decrease in interest expense for the second quarter was primarily due to falling interest rates and a higher percentage mix of lower cost deposits, partially offset by higher levels of borrowings.

Noninterest Income/Expense

Noninterest income in the second quarter of 2003 was $481,000 compared to $374,000 in the same quarter of 2002, an increase of $107,000 or 28.61 percent. Noninterest income for the six months ended June 30, 2003 was $893,000 compared with $724,000 for the same period of 2002, an increase of $169,000 or 23.34 percent. The increase in the second quarter was primarily due to higher revenue from service charges on deposit accounts and gains on sale of investments.

Noninterest expense was $2,091,000 in the second quarter of 2003, compared to $1,837,000 in the same quarter of 2002, an increase of $254,000 or 13.83 percent. Noninterest expense was $4,080,000 for the six months of 2003, compared with $3,696,000 for the same period of 2002, an increase of $384,000 or 10.39 percent. The increase was primarily due to increased professional expenses including the costs associated with engaging an outside consultant specializing in bank efficiency and cost containment, and higher technology costs.

Provision and Allowance for Loan Losses

The provision for loan losses was $35,000 for the second quarter of 2003 compared to $99,000 for the same quarter of 2002. The provision for loan losses for six months ended June 30, 2003 was $38,000 compared to $188,000 for the same period of 2002. The decrease in the provision for both the second quarter and the year to date was mostly due to reduced loan levels and fewer classified credits.

At June 30, 2003, the allowance for loan losses was $1,614,000 compared to $1,690,000 at December 31, 2002. The ratio of the allowance to total loans outstanding was 1.35 percent and 1.40 percent at June 30, 2003, and December 31, 2002.

Management evaluates the adequacy of the allowance for loan losses on a monthly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, loan commitments outstanding and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at June 30, 2003, there can be no assurance that such losses will not exceed estimated amounts.

While management is encouraged by recent indications of an improving national economy, local economic conditions could still adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in problem assets, delinquencies and losses on loans.

FINANCIAL CONDITION

Loans

At June 30, 2003, loans totaled $119,135,000, a reduction of $2,374,000 or 1.95 percent over December 31, 2002. The decrease in loan balances is attributed to reduced economic activity and loan payoffs as borrowers refinance in the low interest rate environment. At June 30, 2003, the Bank had $87,833,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses:

Types of Loans

(in thousands)	2003	2002

Commercial	$46,976	$47,603
Real estate:
Commercial	41,003	42,497
Construction	6,398	5,574
Residential 1-4 family	10,093	10,821
Consumer and other	14,665	15,014

Total	$119,135	$121,509

Allocation of the Allowance for Loan Losses

In the following table, the allowance for loan losses at June 30, 2003, and 2002 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations.

The analysis of the allowance for loan losses should not be interpreted as an indication that chargeoffs will occur in these amounts or proportions, or that the allocation indicates future chargeoff trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

		% of loans in		% of loans in
	2003	each category	2002	each category
(in thousands)	Amount	to Total Loans	Amount	to Total Loans

Commercial	$859	40%	$983	42%
Real estate:
Commercial	445	34	360	30
Construction	64	5	68	5
Residential 1-4 family	8	9	12	10
Consumer and other	238	12	275	13

Total	$1,614	100%	$1698	100%

% of Loan portfolio	1.35			1.40

Analysis of Allowance for Loan Losses

The following table summarizes transactions in the allowance for loan losses and details the chargeoffs, recoveries and net loan losses by loan category for the last two years.

	Six months ending June 30

(in thousands)	2003	2002

Beginning Balance	$1690	$1498
Chargeoffs
Commercial	27	6
Real estate:
Commercial	0	0
Construction	0	0
Residential 1-4 family	91	0
Consumer and other	27	17

Total chargeoffs	$145	$23
Recoveries
Commercial	$6	$14
Real estate:
Commercial	20
Construction	0	1
Residential 1-4 family	0	0
Consumer and other	5	20

Total Recoveries	$31	$35

Net chargeoffs/(recoveries)	$114	$(12)
Provision	38	188

Ending balance	$1,614	$1,698

Ratio of net chargeoffs to average loans outstanding	0.10%	(0.01%)

Investments

At June 30, 2003, investments totaled $32,122,000, an increase of $8,428,000 or 35.57 percent from $23,694,000 at December 31, 2002. The increase in investments was funded primarily with the reinvestment of excess liquidity from loan payoffs and proceeds from Federal Home Loan Bank advances.

Deposits

At June 30, 2003, total deposits were $133,891,000, compared to $132,174,000 at December 31, 2002. This represents a 1.30 percent increase from December 31, 2002. Non-interest bearing deposits totaled $41,207,000 at June 30, 2003 compared to $38,750,000 at December 31, 2002. Interest bearing deposits totaled $92,684,000, a reduction of $740,000 or 0.79 percent at December 31, 2002.

Borrowings

At June 30, 2003, the Bank’s Federal Home Loan Bank borrowings were $14,712,000, compared to $11,783,000 at December 31, 2002. This represents a 24.85 percent increase from December 31, 2002 and is due to additional borrowings of $3,860,000, net of repayments of $931,000.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $16,360,000 at June 30, 2003, an increase of $400,000 or 2.5 percent over December 31, 2002. This increase is principally due to net income, higher unrealized gains in the available-for-sale securities portfolio, and was substantially offset by the payment of cash dividends to shareholders totaling $215,000.

Book value per share was $15.19 at June 30, 2003 compared to $14.84 at December 31, 2002. Book value per share is calculated by dividing total equity by total shares outstanding.

The following table displays the capital ratios at June 30, 2003 and December 31, 2002 for EvergreenBancorp and the Bank. As the table illustrates, the capital ratios exceed those required to be considered well-capitalized.

					Minimum to Be
			Minimum for		Well Capitalized
			Capital		Under the Prompt
			Adequacy		Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2003
Total Capital (to risk-weighted assets)
EvergreenBancorp	$22,804	17.05%	$10,699	8.00%	$13,374	10.00%
EvergreenBank	22,215	16.80%	10,576	8.00%	13,220	10.00%
Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	21,190	15.84%	5,350	4.00%	8,024	6.00%
EvergreenBank	20,601	15.58%	5,288	4.00%	7,932	6.00%
Tier 1 Capital (to average assets)
EvergreenBancorp	21,190	12.25%	6,917	4.00%	8,646	5.00%
EvergreenBank	20,601	12.25%	6,727	4.00%	8,409	5.00%
December 31, 2002
Total Capital (to risk-weighted assets)
EvergreenBancorp	22,499	17.20%	10,467	8.00%	13,084	10.00%
EvergreenBank	22,071	16.87%	10,467	8.00%	13,084	10.00%
Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	20,863	15.95%	5,234	4.00%	7,850	6.00%
EvergreenBank	20,438	15.62%	5,234	4.00%	7,850	6.00%
Tier 1 Capital (to average assets)
EvergreenBancorp	20,863	12.78%	6,530	4.00%	8,162	5.00%
EvergreenBank	20,438	12.53%	6,527	4.00%	8,158	5.00%

Liquidity

Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liquidity management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.

In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. More than 51 percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings, and planned cash flows, maturities and sales of investments and loans.

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 2003 and 2002. See Bancorp’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2002 for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk from that provided in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Net interest income analysis for 2002

December 31, 2002 (in thousands); rate changes in basis points (bp) = 1/100 of 1%.

	ANNUALIZED DOLLAR CHANGE
IMMEDIATE RATE CHANGE	IN NET INTEREST INCOME	PERCENT CHANGE

+100bp	$314	3.9%
+ 50bp	157	1.9
- 50bp	(230)	(2.9)
-100bp	(459)	(5.8)

The table above indicates that at December 31, 2002, the effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by 3.9 percent or approximately $314,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 5.8 percent or approximately $459,000.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Forward-Looking Information Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. EvergreenBancorp, Inc. (the “Company”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual events to differ from the Company’s expectation include, but are not limited to: fluctuation in interest rates and loan and deposit pricing, which could reduce the Company’s net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company’s market areas, that could increase credit-related losses and expenses; a national or local disaster, including acts of terrorism; challenges the Company may experience in retaining or replacing key executives or employees in an effective manner; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company’s provision for loan losses and related expenses; higher than anticipated costs related to business combinations and the integration of acquired businesses which may be more difficult or expensive than expected, or slower than expected earning assets growth which could extend anticipated breakeven periods relating to such strategic expansion; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company’s banking or other subsidiaries; and possible changes in tax rates, tax laws, or tax law interpretation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bancorp and the Bank from time to time may be parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against Bancorp or the Bank which, if determined adversely, would have a material adverse effect on the consolidated financial conditions or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Bancorp’s Annual Meeting of Stockholders was held on April 17, 2003 at 301 Eastlake Avenue East, Seattle, Washington.

(b)  Current directors, Robert J. Grossman, Gerald O. Hatler, and Stan W. McNaughton, were each duly elected to serve a three year term expiring in 2006. The terms of the following directors continued after the meeting: Richard W. Baldwin, C. Don Filer, and Carole J. Grisham (each with terms expiring in 2004), and J. Thomas Handy, and Robert W. Howisey (each with terms expiring in 2005).

(c)  A brief description of each matter voted upon at the Annual Meeting of Stockholders and the number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

1.     Election of Directors. To elect three directors to serve until the annual meeting of stockholders to be held in 2006. The nominating committee nominated current directors, Robert J. Grossman, Gerald O. Hatler, and Stan W. McNaughton each to serve a three year term.

Director	For	Against	Withheld
Robert J. Grossman	861,354	3,125	0
Gerald O. Hatler	857,698	2,987	0
Stan W. McNaughton	864,001	2,419	0

2.     Amendment to Stock Option Plan. To vote on a proposed amendment to the 2000 EvergreenBancorp Stock Option Plan as described in the Proxy Statement. The stockholders approved the amendment with 696,265 votes cast for the proposal, 19,119 votes cast against, and 8,732 abstentions.

3.     Ratification of Auditors. To ratify the appointment of Crowe, Chizek and Company LLC as the Company’s independent auditors for fiscal year 2003. The stockholders ratified the appointment with 843,586 votes cast for the proposal, 817 votes against, and 22,017 abstentions.

ITEM 5. OTHER INFORMATION

On July 17, 2003, the Bancorp Board of Directors duly elected Russel E. Olson to fill the director position left vacant upon the retirement of Marceline Duncan. Mr. Olson is a retired Vice President of Finance and Treasurer of Puget Sound Power and Light Company and served as a director on the board of Pacific Northwest Bank and its predecessor, Interwest Bank from 1988 to April 22, 2003

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 — Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following Forms 8-K were filed during the second quarter 2003:

1. Bancorp filed a Current Report on Form 8-K with the SEC dated May 7, 2003, announcing its first quarter 2003 earnings. A copy of the April 30, 2003 press release issued by Bancorp was attached to that form as Exhibit No. 99.

2. Bancorp filed a Current Report on Form 8-K with the SEC dated May 15, 2003, furnishing copies of the following items, attached thereto as Exhibit Nos. 99.1, 99.2, and 99.3, respectively: President’s Letter to Shareholders re First Quarter Results; Consolidated Statements of Income (Unaudited); and Consolidated Balance Sheets (Unaudited).

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2003.

EVERGREENBANCORP, INC.

/s/ William G. Filer II
William G. Filer II
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)