Form 10-Q
period 2003-09-30
EVERGREENBANCORP INC
filed 2003-11-12
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Common Stock, no par value, outstanding as of November 5, 2003: 1,081,818 shares
No Preferred Stock were issued or outstanding.

--1--

PART I FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Financial Statements.
1.	Unaudited Consolidated Balance Sheets - September 30, 2003 and December 31, 2002.
2.	Unaudited Consolidated Statements of Income and Comprehensive Income- For the three months and nine months ended September 30, 2003 and 2002.
3.	Unaudited Consolidated Statements of Shareholders’ Equity - For the nine months ended September 30, 2003 and 2002.
4.	Unaudited Consolidated Statements of Cash Flows - For the nine months ended September 30, 2003 and 2002.
5.	Notes to Unaudited Consolidated Financial Information.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosure About Market Risk.
Item 4.	Controls and Procedures.
PART II OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 2.	Changes in Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1 — Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K

--2--

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2003 and December 31, 2002
(in thousands, except share data)

	September 30,	December 31,
	2003	2002

Assets
Cash and cash equivalents:
Cash and due from banks	$5,589	$9,479
Interest-bearing deposits in financial institutions	5,496	6,141
Federal funds sold	14,000	7,000

Total cash and cash equivalents	25,085	22,620
Securities available for sale	37,638	23,694
Loans
Loans	120,162	121,509
Allowance for loan losses	(1,636)	(1,690)

Net loans	118,526	119,819
Premises and equipment	2,470	2,174
Accrued interest and other assets	1,889	1,619

Total assets	$185,608	$169,926

Liabilities
Deposits
Noninterest bearing	$41,943	$38,750
Interest bearing	102,939	93,424

Total deposits	144,882	132,174
Federal funds purchased	3,409	3,353
Advances from Federal Home Loan Bank	14,497	11,783
Accrued expenses and other liabilities	1,627	1,656
Junior subordinated debt (trust preferred securities)	5,000	5,000

Total liabilities	169,415	153,966
Stockholders’ equity
Preferred stock:
No par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus:
No par value; 15,000,000 shares authorized; 1,078,831 shares issued at September 30, 2003; 1,075,461 shares issued at December 31, 2002	13,640	13,597
Retained earnings	2,654	2,266
Accumulated other comprehensive income/(loss)	(101)	97

Total stockholders’ equity	16,193	15,960

Total liabilities and stockholders’ equity	$185,608	$169,926

See accompanying notes to unaudited consolidated financial statements.

--3--

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three-month and nine month periods ended September 30, 2003 and 2002
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Interest income
Loans, including fees	$2,300	$2,506	$6,893	$7,543
Federal funds sold and other	22	58	82	167
Securities available for sale	252	239	742	533

Total interest income	2,574	2,803	7,717	8,243
Interest expense
Deposits	309	492	1,033	1,623
Federal funds purchased	4	13	17	46
Advances from Federal Home Loan Bank	152	134	433	273
Junior subordinated debt (trust preferred securities)	58	68	180	98

Total interest expense	523	707	1,663	2,040

Net interest income	2,051	2,096	6,054	6,203
Provision for loan losses	36	102	74	290

Net interest income after provision for loan losses	2,015	1,994	5,980	5,913
Noninterest income
Service charges on deposit accounts	198	193	612	529
Net merchant credit card processing	38	36	116	112
Gain on sales of loans and available-for-sale securities	4	10	66	10
Other noninterest income	172	148	511	460

Total noninterest income	412	387	1,305	1,111
Noninterest expense
Salaries and employee benefits	1,019	977	3,049	2,890
Occupancy and equipment	326	301	944	892
Other noninterest expense	730	576	2,162	1,768

Total noninterest expense	2,075	1,854	6,155	5,550

Income before income tax expense	352	527	1,130	1,474
Income tax expense	118	177	375	488

Net income	$234	$350	$755	$986

Basic earnings per share of common stock	$0.22	$0.33	$0.70	$0.92
Diluted earnings per share of common stock	$0.21	$0.32	$0.70	$0.91
Total comprehensive income	$(36)	$379	$557	$1,010

See accompanying notes to unaudited consolidated financial statements.

--4--

EVERGREENBANCORP, INC
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2003, and 2002 (in thousands, except share and per share data):

				Accumulated
		Common		other	Total
	Common	stock		comprehen-	stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income	equity

Balance at January 1, 2002	934,817	$11,485	$3,198	$55	$14,738
Comprehensive income
Net income	—	—	986	—	986
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $12	—	—	—	24	24

Total comprehensive income					1,010
Exercise of stock options	600	9			9
Cash dividends ($0.157 per share)	—	—	(168)	—	(168)
Stock dividend (15 percent)	140,044	(4)			(4)

Balance at September 30, 2002	1,075,461	$11,490	$4,016	$79	$15,585

				Accumulated
		Common		other	Total
	Common	stock		comprehen-	stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income	equity

Balance at January 1, 2003	1,075,461	$13,597	$2,266	$97	$15,960
Comprehensive income
Net income	—	—	755	—	755
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $123	—	—	—	(198)	(198)

Total comprehensive income					557
Cash dividends ($.35 per share)	—	—	(367)	—	(367)
Exercise of stock options	3,370	43	—	—	43

Balance at September 30, 2003	1,078,831	$13,640	$2,654	$(101)	$16,193

See accompanying notes to unaudited consolidated financial statements.

--5--

EVERGREENBANCORP, INC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2003, and 2002
(in thousands, except share and per share data):

	September 30,	September 30,
	2003	2002

Cash flows from operating activities
Net income	$755	$986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	435	359
Provision for loan losses	74	290
Net amortization of premium on securities	128	32
Gain from sale of loans and available-for-sale securities	(66)	(10)
Loss on disposal of premises and equipment	0	44
Federal Home Loan Bank stock dividends	(57)	(55)
Dividends reinvested	(201)	(212)
Other changes, net	(176)	(412)

Net cash provided by operating activities	892	1,022
Cash flows from investing activities
Proceeds from maturities of securities available for sale	3,535	6,419
Proceeds from sale of loans and securities available for sale	5,747
Purchases of securities available for sale	(29,504)	(13,283)
Proceeds from prepayments of securities available for sale	6,153	—
Net (increase) decrease in loans	1,219	(674)
Purchases of premises and equipment	(731)	(603)

Net cash used in investing activities	(13,581)	(8,141)

Cash flows from financing activities
Net increase/(decrease) in deposits	12,708	2,374
Net increase/(decrease) in federal funds purchased and securities sold under agreements to repurchase	56	(1,639)
Advances from Federal Home Loan Bank	3,860	8,700
Repayment of advances from Federal Home Loan Bank	(1,146)	(278)
Proceeds from exercise of stock options	43	9
Proceeds from issuance of trust preferred securities, net	0	5,000
Cash paid in lieu of fractional shares	0	(4)
Dividends paid	(367)	(168)

Net cash provided by financing activities	15,154	13,994

Net (decrease) increase in cash and cash equivalents	(2,465)	6,875

Cash and cash equivalents at beginning of year	22,620	17,166

Cash and cash equivalents at end of period	$25,085	$24,041

See accompanying notes to unaudited consolidated financial statements

--6--

EVERGREENBANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION

Note 1: Basis of presentation and accounting policies

The accompanying unaudited condensed consolidated financial statements include the accounts of EvergreenBancorp, Inc. (“Bancorp”) and its wholly owned subsidiaries (collectively referred to as the “Company”). As of September 30, 2003, Bancorp’s subsidiaries were EvergreenBank (the “Bank”) and EvergreenBancorp Capital Trust I (the “Trust”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2002, filed by Bancorp with the United States Securities and Exchange Commission.

Organization: Bancorp was formed February 9, 2001 and is a Washington corporation chartered as a bank holding company. Bancorp owns all of the issued and outstanding shares of the Bank and all of the common securities issued by the Trust.

The Bank is a Washington state chartered financial institution that engages in general commercial and consumer banking operations. The Bank offers a broad spectrum of personal and business banking services, including commercial, consumer and real estate lending. The Bank’s offices are centered in the Puget Sound region in the Seattle, Lynnwood, Bellevue and Federal Way communities. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation.

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

--7--

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

	Three Months ended September 30,
	2003	2002

Net income as reported	$234	$350
Deduct: stock-based compensation expense determined under fair value based method	14	9

Pro forma net income	$220	$341

Basic earnings per share as reported	$0.22	$0.33
Pro forma basic earnings per share	0.20	0.32
Diluted earnings per share as reported	0.21	0.32
Pro forma diluted earnings per share	$0.20	$0.31

	Nine Months ended September 30,
	2003	2002

Net income as reported	$755	$986
Deduct: stock-based compensation expense determined under fair value based method	37	27

Pro forma net income	$718	$959

Basic earnings per share as reported	$0.70	$0.92
Pro forma basic earnings per share	0.67	0.89
Diluted earnings per share as reported	0.70	0.91
Pro forma diluted earnings per share	$0.66	$0.89

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

Note 3: Stock options

During the third quarter of 2003, no stock options were granted and there were 1,632 options exercised. The total stock options outstanding were 104,044 at September 30, 2003 with exercise prices ranging between $12.54 and $16.30 and expiration dates between January 22, 2004 and March 25, 2013. All options are granted at market value as of date of grant.

Note 4: Investments

Investment securities available for sale include $10,482,000 in mortgage backed securities at September 30, 2003. This investment by the Bank in mortgage backed securities qualifies as collateral for advances from the Federal Home Loan Bank of Seattle. Investment securities available for sale also include the AMF Adjustable Rate Mortgage Fund with a fair value of $16,497,000 at September 30, 2003.

--8--

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock follows.

(in thousands, except share and per share data):

	Three months ended September 30,
	2003	2002
Income (numerator):
Net income	$234	$350

Shares (denominator):
Weighted average number of common stock shares outstanding – basic	1,077,612	1,075,730
Dilutive effect of outstanding employee and director stock options	11,182	7,268

Weighted average number of common stock shares outstanding and assumed conversion – diluted	1,088,794	1,082,998

Basic earnings per share of common stock	$0.22	$0.33
Diluted earnings per share of common stock	$0.21	$0.32

(in thousands, except share and per share data):

	Nine months ended September 30,
	2003	2002
Income (numerator):
Net income	$755	$986

Shares (denominator):
Weighted average number of common stock shares outstanding – basic	1,076,971	1,075,465
Dilutive effect of outstanding employee and director stock options	8,947	6,102

Weighted average number of common stock shares outstanding and assumed conversion – diluted	1,085,918	1,081,567

Basic earnings per share of common stock	$0.70	$0.92
Diluted earnings per share of common stock	$0.70	$0.91

--9--

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

The Company is not aware of any claims or lawsuits that would have a materially adverse effect on the financial position of the Company.

The Company’s significant commitments at September 30 were as follows (in thousands):

	2003	2002

Lines of credit	$42,037	$35,384
Standby letters of credit and similar arrangements	195	50

Note 8: Newly issued but not yet effective accounting standards

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally became effective on July 1, 2003. Because the Company is not involved in derivative instruments or hedging activities, Statement 149 will not materially affect the Company’s operating results or financial condition. Under the new standard for certain liabilities and equity instruments, mandatorily redeemable instruments such as trust preferred securities are considered liabilities and not part of mezzanine (or temporary) equity. The Company will continue to carry these instruments as liabilities in the consolidated balance sheet.

In January 2003, FASB issued Interpretation No. 46. This interpretation provides guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The consolidation requirements apply for the first period beginning after September 15, 2003 for VIEs existing before February 1, 2003. The adoption of this interpretation is not expected to have a significant impact on the Company’s financial condition or results of operations. However, there are uncertainties associated with regulatory capital treatment of trust preferred securities. The Federal Reserve indicated they will review the regulatory treatment of such securities but will currently continue to allow including the securities in Tier 1 capital and if warranted will provide further guidance. If trust preferred securities were to be disallowed for Tier 1 treatment, the regulatory capital amount would be materially impacted and would result in the company being classified as adequately capitalized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EvergreenBancorp, Inc. (“Bancorp”) is a Washington chartered bank holding company formed in 2001 and headquartered in Seattle, Washington. Bancorp has as its primary business activity ownership of EvergreenBank (the “Bank”) and a financing entity, EvergreenBancorp Capital Trust I (“Trust”). The Bank’s principal business is personal and business banking. Services offered include commercial, real estate and consumer lending, savings, checking and certificate of deposit accounts, financial planning and investment services, and merchant credit card processing services. The Bank conducts business from four locations: the main office northeast of downtown Seattle, the Lynnwood branch office north of Seattle, the downtown Bellevue branch office east of Seattle, and the downtown Federal Way branch office south of Seattle, which opened in September of 2003.

--10--

The Bank’s results of operations primarily depend on net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. The Bank’s operating results are also affected by loan fees, service charges on deposit accounts, net merchant credit card processing fees, gains from sales of loans and investments and other noninterest income. Operating expenses of the Bank include employee compensation and benefits, occupancy and equipment costs, federal deposit insurance premiums and other administrative expenses.

The Bank’s results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.

The following discussion contains a review of the consolidated operating results and financial condition of Bancorp and its wholly-owned subsidiaries (collectively referred to as the “Company”) for the third quarter of 2003. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same period in 2002 and to the previous year ended December 31, 2002. For additional information, refer to the audited consolidated financial statements and footnotes of EvergreenBancorp, Inc. for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Net Income

Three months and nine months ended September 30, 2003 and 2002

For the third quarter of 2003, the Company reported net income of $234,000 compared to $350,000 for the third quarter of 2002, a reduction of 33.14 percent. The main reason for reduced profits in the third quarter were lower net interest income due to compression in the net interest margin, and increased operating expenses, offset in part by higher non-interest income. Basic earnings per common share were $0.22 for the third quarter of 2003 compared to $0.33 for the same period one year ago.

For the third quarter of 2003, return on average common equity and return on average assets was 5.92 percent and 0.53 percent respectively, compared to 9.12 percent and 0.82 percent for the same period one year ago.

For the first nine months of 2003, net income was $755,000, compared with $986,000 for the first nine months of 2002, a decrease of 23.43 percent. Basic and diluted earnings per common share were $0.70 and $0.70 for the first nine months of 2003 and $0.92 and $0.91 for the same period of 2002. Return on average assets was 0.60 percent for 2003 and 0.81 percent for 2002. Return on average common equity was 6.47 percent for the first nine months of 2003 and 8.72 percent for the same period of 2002. Additional analysis of financial components is contained in the discussion that follows. Unless otherwise stated, comparisons are between the third quarter of 2003 and 2002.

Net Interest Income and Net Interest Margin

The Company’s principal source of earnings is net interest income, which is principally the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. Several factors can contribute to changes in net interest income, such as changes in average balances or in the rates on earning assets and rates paid for interest bearing liabilities, the level of noninterest bearing deposits, the level of stockholders’ equity, and the level of nonaccrual loans.

Net interest income before the provision for loan losses was $2,051,000 for the third quarter of 2003, compared to $2,096,000 for the same period in 2002, a reduction of 2.15 percent. Net interest income was $6,054,000 for the first nine months of 2003, compared with $6,203,000 for the first nine months of 2002, a decrease of 2.40 percent. The

--11--

decrease in net interest income for the third quarter was primarily due to the impact of lower interest rates and a change in the mix of assets. Changes in mix include lower levels of loans and higher investment balances.

The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 5.12 percent for the first nine months of 2003 compared to 5.46 percent for the same period one year ago. The weighted average yield on interest earning assets was 6.57 percent for the first nine months of 2003, a decrease of 0.80 percent, compared to 7.25 percent in 2002. Interest expense as a percentage of average earning assets was 1.38 percent for the first nine months of 2003, a decrease of 0.40 percent compared to 1.78 percent in 2002.

Interest income for the three months ended September 30, 2003 was $2,574,000 compared to $2,803,000 for the three months ended September 30, 2002, a decrease of $229,000 or 8.17 percent. This decrease was due primarily to falling interest rates and a change in the mix of interest-earning assets from loans to securities. Average loans outstanding for the three months ended September 30, 2003 were $2,305,000 lower than the three months ended September 30, 2002. Interest income for the nine months ended September 30, 2003 was $7,717,000 compared with $8,2430,000 for the nine months ended September 30, 2002, a decrease of 6.38 percent. Average loans outstanding for the nine months ended September 30, 2003 were $4,020,000 lower than the nine months ended September 30, 2002, a decrease of 3.30 percent.

Interest expense for the three months ended September 30, 2003 was $523,000 compared to $707,000 for the three months ended September 30, 2002, a decrease of $184,000 or 26.02 percent. Interest expense for the nine months ended September 30, 2003 was $1,663,000 compared with $2,040,000 for the same period a year ago, a decrease of $377,000 or 18.48 percent. The decrease in interest expense for the quarter and the year to date was primarily due to falling interest rates and a higher percentage mix of lower cost deposits, partially offset by higher levels of borrowings.

Noninterest Income/Expense

Noninterest income in the third quarter of 2003 was $412,000 compared to $387,000 in the same quarter of 2002, an increase of $25,000 or 6.46 percent. Noninterest income for the nine months ended September 30, 2003 was $1,305,000 compared with $1,111,000 for the same period of 2002, an increase of $194,000 or 17.46 percent. The increase in the third quarter and year to date was primarily due to higher revenue from deposit fees and investment service commissions.

Noninterest expense was $2,075,000 in the third quarter of 2003, compared to $1,854,000 in the same quarter of 2002, an increase of $221,000 or 11.92 percent. Noninterest expense was $6,155,000 for the nine months of 2003, compared with $5,550,000 for the same period of 2002, an increase of $605,000 or 10.90 percent. The increased expense for the quarter and the year to date was primarily due to increased professional expenses, technology costs, directors fees, local taxes and marketing costs. The third quarter also included additional costs associated with the September 15th opening of the Bank’s Federal Way branch office.

Provision and Allowance for Loan Losses

The provision for loan losses was $36,000 for the third quarter of 2003 compared to $102,000 for the same quarter of 2002. The provision for loan losses for the nine months ended September 30, 2003 was $74,000 compared to $290,000 for the same period of 2002. The decrease in the provision for the quarter and the year to date was primarily due to an overall decline in the level of classified credits.

At September 30, 2003, the allowance for loan losses was $1,636,000 compared to $1,690,000 at December 31, 2002. The ratio of the allowance to total loans outstanding was 1.36 percent at September 30, 2003, 1.37 percent at September 2002, and 1.40 at December 31, 2002.

Management evaluates the adequacy of the allowance for loan losses on a monthly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, loan commitments outstanding and other factors. Although management believes the

--12--

allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at September 30, 2003, there can be no assurance that such losses will not exceed estimated amounts.

While management is encouraged by recent indications of an improving national economy, local economic conditions could still adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in problem assets, delinquencies and losses on loans.

FINANCIAL CONDITION

Loans

At September 30, 2003, loans totaled $120,162,000, a reduction of $1,347,000 or 1.12 percent over December 31, 2002. The decrease in loan balances is attributed to reduced economic activity and loan payoffs as borrowers refinance in the low interest rate environment. At September 30, 2003, the Bank had $91,781,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of September 30, 2003 and December 31, 2002:

Types of Loans

	September 30,	December 31
(in thousands)	2003	2002

Commercial	$45,833	$47,603
Real estate:
Commercial	42,794	42,497
Construction	7,568	5,574
Residential 1-4 family	10,578	10,821
Consumer and other	13,389	15,014

Total	$120,162	$121,509

Allocation of the Allowance for Loan Losses

In the following table, the allowance for loan losses at September 30, 2003, and 2002 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations.

The analysis of the allowance for loan losses should not be interpreted as an indication that chargeoffs will occur in these amounts or proportions, or that the allocation indicates future chargeoff trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

	September 30,	% of loans in	December 31,	% of loans in
	2003	each category	2002	each category
(in thousands)	Amount	to Total Loans	Amount	to Total Loans

Commercial	$929	38%	$1,024	39%
Real estate:
Commercial	400	36	423	35
Construction	80	6	59	5
Residential 1-4 family	8	9	28	9
Consumer and other	219	11	156	12

Total	$1,636	100%	$1,690	100%

% of Loan portfolio	1.36			1.39

--13--

Analysis of Allowance for Loan Losses

The following table summarizes transactions in the allowance for loan losses and details the chargeoffs, recoveries and net loan losses by loan category.

	Nine months ending September 30

(in thousands)	2003	2002

Beginning Balance	$1,690	$1,498
Chargeoffs
Commercial	41	81
Real estate:
Commercial	0	20
Construction	0	0
Residential 1-4 family	91	0
Consumer and other	36	49

Total chargeoffs	$168	$150
Recoveries
Commercial	$14	$19
Real estate:
Commercial	20	0
Construction	0	1
Residential 1-4 family	0	0
Consumer and other	6	21

Total Recoveries	$40	$41

Net chargeoffs/(recoveries)	$128	$109
Provision	74	290

Ending balance	$1,636	$1,679

Ratio of net chargeoffs to average loans outstanding	0.11%	0.07%

Investments

At September 30, 2003, investments totaled $37,638,000, an increase of $13,944,000 or 58.85 percent from $23,694,000 at December 31, 2002. The increase in investments was funded primarily with increased deposits, the reinvestment of excess liquidity from loan payoffs and proceeds from Federal Home Loan Bank advances.

Deposits

At September 30, 2003, total deposits were $144,882,000, compared to $132,174,000 at December 31, 2002. This represents a 9.61 percent increase from December 31, 2002. Non-interest bearing deposits totaled $41,943,000 at September 30, 2003 compared to $38,750,000 at December 31, 2002. Interest bearing deposits totaled $102,939,000, an increase of $9,515,000 or 10.18 percent at December 31, 2002.

Borrowings

At September 30, 2003, the Bank’s Federal Home Loan Bank borrowings were $14,497,000, compared to $11,783,000 at December 31, 2002. This represents a 23.03 percent increase from December 31, 2002 and is due to additional borrowings of $3,860,000, net of repayments of $1,146,000.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $16,193,000 at September 30, 2003, an increase of $233,000 or 1.5 percent over December 31, 2002. This increase is principally due to net income, substantially offset by the payment of cash dividends to shareholders totaling $367,000, and unrealized losses in the available-for-sale securities portfolio.

--14--

Book value per share was $15.01 at September 30, 2003 compared to $14.84 at December 31, 2002. Book value per share is calculated by dividing total equity by total shares outstanding.

The following table displays the capital ratios at September 30, 2003 and December 31, 2002 for Bancorp and the Bank. As the table illustrates, the capital ratios exceed those required to be considered well-capitalized.

					Minimum to Be
			Minimum for		Well Capitalized
			Capital		Under the Prompt
			Adequacy		Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2003
Total Capital (to risk-weighted assets)
EvergreenBancorp	$22,916	16.53%	$11,090	8.00%	$13,863	10.00%
EvergreenBank	21,980	15.88%	11,074	8.00%	13,842	10.00%
Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	21,280	15.35%	5,545	4.00%	8,318	6.00%
EvergreenBank	20,344	14.70%	5,537	4.00%	8,305	6.00%
Tier 1 Capital (to average assets)
EvergreenBancorp	21,280	12.13%	7,018	4.00%	8,772	5.00%
EvergreenBank	20,344	11.93%	6,822	4.00%	8,527	5.00%
December 31, 2002
Total Capital (to risk-weighted assets)
EvergreenBancorp	22,499	17.20%	10,467	8.00%	13,084	10.00%
EvergreenBank	22,071	16.87%	10,467	8.00%	13,084	10.00%
Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	20,863	15.95%	5,234	4.00%	7,850	6.00%
EvergreenBank	20,438	15.62%	5,234	4.00%	7,850	6.00%
Tier 1 Capital (to average assets)
EvergreenBancorp	20,863	12.78%	6,530	4.00%	8,162	5.00%
EvergreenBank	20,438	12.53%	6,527	4.00%	8,158	5.00%

Liquidity

Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liability management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.

In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. More than 49 percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings, and planned cash flows, maturities and sales of investments and loans.

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 2003 and 2002. See Bancorp’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2002 for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk from that provided in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The latest available analysis of the potential impact of rate on net interest income is indicated in the table below.

--15--

Net interest income analysis as of June 30, 2003

     Rate changes in basis points (bp) = 1/100 of 1%.

	ANNUALIZED DOLLAR CHANGE
IMMEDIATE RATE CHANGE	IN NET INTEREST INCOME	PERCENT CHANGE

+100bp	$359	4.6%
+ 50bp	180	2.3
- 50bp	(255)	(3.3)
-100bp	(510)	(6.5)

The table above indicates that at June 30, 2003, the potential effect of an immediate 100 basis point increase in interest rates would be to increase the Company’s net interest income by 4.6 percent or approximately $359,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 6.5 percent or approximately $510,000.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

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

--16--

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

None

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

       The following Forms 8-K were filed during the third quarter 2003:

--17--

1. Bancorp filed a Current Report on Form 8-K with the SEC dated August 13, 2003, announcing its second quarter 2003 earnings. A copy of the August 4, 2003 press release issued by Bancorp was attached to that form as Exhibit No. 99.1.

2. Bancorp filed a Current Report on Form 8-K with the SEC dated August 22, 2003, furnishing copies of the following items, attached thereto as Exhibit Nos. 99.1, 99.2, and 99.3, respectively: President’s Letter to Shareholders re Second Quarter Results; Consolidated Statements of Income (Unaudited); and Consolidated Balance Sheets (Unaudited).

3. Bancorp filed a Current Report on Form 8-K with the SEC dated September 11, 2003, announcing a cash dividend payable on September 29, 2003 to shareholders of record on September 15, 2003. A copy of the September 5, 2003 press release issued by Bancorp was attached to that form as Exhibit 99.1.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2003.

EVERGREENBANCORP, INC.

/s/ William G. Filer II
William G. Filer II Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

--18--