Form 10-K
period 2003-12-31
EVERGREENBANCORP INC
filed 2004-03-29
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission file number 000-32915

EvergreenBancorp, Inc.

(Exact name of Registrant as specified in its Charter)

Washington	91-2097262
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

301 Eastlake Avenue East, Seattle, Washington 98109

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code:

(206) 628-4250

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

          Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.     Yes ☐          No ☑

          The aggregate market value of the voting common equity held by non-affiliates, based on the closing price as quoted on the OTC Bulletin Board at June 30, 2003 (the last business day of the most recent second fiscal quarter), was $17,396,979.

          The number of shares outstanding of the registrant’s no par value common stock as of March 10, 2004 was 1,191,946 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Designated portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders (Part III, Items 10-14).

EVERGREENBANCORP, INC.

FORM 10-K

ANNUAL REPORT

PART I

Forward-Looking Information Statement

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and this statement is included for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the registrant and its wholly owned bank subsidiary (collectively referred to as the “Company”), are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual events to differ from the Company’s expectation include, but are not limited to, fluctuation in interest rates and loan and deposit pricing, which could reduce the Company’s net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company’s market areas, that could increase credit-related losses and expenses; a national or local disaster, including acts of terrorism; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company’s provision for loan losses and related expenses; higher than anticipated costs related to the Company’s new banking centers, or slower than expected earning assets growth which could extend anticipated breakeven periods at these locations; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company’s banking or other subsidiaries; and possible changes in tax rates, tax laws, or tax law interpretation.

Item 1.	Business

EvergreenBancorp, Inc.

      EvergreenBancorp, Inc. (“Bancorp”) is a bank holding company organized under the laws of the State of Washington. Bancorp was formed in 2001 pursuant to the reorganization of EvergreenBank (the “Bank”), whereby the Bank became a wholly owned subsidiary of Bancorp. This tax-free reorganization resulted in a share-for-share exchange of stock whereby stockholders of the Bank became stockholders of Bancorp. The bank holding company structure provides flexibility for financing and growth, as well as for acquiring or establishing other banking operations or businesses related to banking. In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (the “Trust”) to raise capital through a trust preferred securities offering. Prior to 2003, the Trust was consolidated in the Company’s financial statements. Under new accounting guidance, the Trust is no longer consolidated with the Company. Bancorp and Bank are collectively referred to herein as the “Company.” The terms “we,” “us,” and “our” refer to Bancorp, Bank or Trust where applicable.

      The Company remains committed to community banking and intends to remain community-focused. In 2003, the Bank continued to conduct its banking business in substantially the same manner as prior to the reorganization, with the same name, management structure and personnel. Two new members joined the Company’s Board of Directors in 2003 as a result of two long-time directors retiring at the end of 2002. The board’s philosophies and overall structure remain unchanged.

      The Company’s consolidated net income for 2003 was $1,036,000, or $0.87 per basic share ($0.86 per diluted share), and its consolidated equity at December 31, 2003 was $16,583,000, with 1,190,366 common shares outstanding and a book value of $13.93 per share. At December 31, 2003, the Company had total consolidated assets of approximately $194,556,000, loans of approximately $138,468,000, and deposits of approximately $152,683,000. For more information regarding the Company’s financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” of this 10-K report.

EvergreenBank

      EvergreenBank is a Washington commercial bank organized in 1971 under the name Teachers State Bank with its main office in Seattle. In February of 1993, the Bank opened a branch office in Lynnwood, approximately 16 miles north of the Seattle office. In July 2001, the Bank opened a second branch office in Bellevue, approximately 20 miles to the east of Seattle, and in September 2003, it opened a third branch office in Federal Way, approximately 25 miles south of Seattle.

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

Market

      The Bank’s primary market area consists of King, Pierce, and Snohomish counties in Western Washington. The Bank began its operations from its main office location in Seattle and has since expanded its market with the addition of three branches within a 40 mile radius of Seattle.

      Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts, and money market accounts. Loans include commercial, real estate construction and development, installment and consumer loans, and residential real estate. Other products and services include merchant credit card processing, financial planning, and investment services, cash sweep accounts, electronic funds transfers, electronic tax payment, and safe deposit boxes. The Bank also offers 24-hour telephone banking, as well as Internet banking and bill paying services.

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

Employees

      On December 31, 2003, the Bank employed 49 full-time employees and 2 part-time employees. Employees are not represented by any collective bargaining agreement. Management considers its relations with employees to be good.

EvergreenBancorp Capital Trust I

      On May 23, 2002, Bancorp completed an issuance of $5 million in trust preferred securities through a newly formed special purpose business trust, EvergreenBancorp Capital Trust I. The securities were sold in a private placement pursuant to an exemption from registration under the Securities Act of 1933, as amended.

      Under the terms of the transaction, the trust preferred securities have a maturity of 30 years and the holders are entitled to receive cumulative cash distributions on a quarterly basis at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.50 percent. In general, the securities will not be redeemable until 2007 except in the event of certain special redemption events. Most of the proceeds from the sale of the securities were contributed to the Bank as Tier 1 capital to support lending and other operations.

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

      Lending Limits. Washington state banking law generally limits the amount of funds that a bank may lend to a single borrower to 20% of the bank’s capital and surplus.

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

Dividends

      The principal source of the Company’s cash reserves is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State laws also limit a bank’s ability to pay dividends.

Capital Adequacy

      Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

      Tier 1 and Tier 2 Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier 2 capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier 1 capital and Tier 2 capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier 1 capital.

      Risk-Based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier 1 capital and total capital to arrive at a Tier 1 risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier 1 risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

      Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

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

Corporate Governance and Accounting Legislation

      Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) to address corporate and accounting fraud. The Act establishes a new accounting oversight board to enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

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

      As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC. We anticipate that we will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

Anti-Terrorism Legislation

      USA PATRIOT Act of 2001. On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA

PATRIOT Act”) of 2001. Among other things, the USA PATRIOT Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks, (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals, (3) requires financial institutions to establish an anti-money-laundering compliance program and (4) eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While we believe the USA PATRIOT Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that the Act will have a material adverse effect on our business and operations.

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

      We do not believe that the act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. Industry consolidation has resulted in a number of larger financial institutions within the Bank’s primary market area that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.

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

      The Bank conducts business from four leased office locations: the main office at 301 Eastlake Avenue East, northeast of downtown Seattle; the Lynnwood office located at 2502 196th Street Southwest, Lynnwood; the Bellevue office located at 110 110th Avenue Northeast, Bellevue; and the Federal Way office located at 1300 South 320th Street, Federal Way. The leased premises are fully used for current operations and are deemed suitable for present needs.

      The Company leases premises and parking facilities for the Seattle and Lynnwood offices from PEMCO Mutual Insurance Company, under leases expiring from March 31, 2004 to May 31, 2007. The Company leases the Bellevue and Federal Way office premises from other parties and those leases expire May 31, 2011 and June 30, 2008, respectively. See Note 14 “Leases” to the Consolidated Financial Statements at page 44.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Bancorp’s common stock is traded on the OTC Bulletin Board under the symbol “EVGG”.

      As of March 10, 2004, there were 680 holders of record of Bancorp’s common stock, and an estimated 250 holders of its stock in “street name” by brokerage firms.

      The table below shows, for the periods indicated, the reported high and low closing sale prices and cash dividends paid. (Adjusted to reflect the three-for-two stock split in July 2001, the 15 percent stock dividend in July 2002, and the 10 percent stock dividend in November 2003)

	2003			2002

	Cash			Cash
	Dividend	High	Low	Dividend	High	Low

First Quarter	.182	14.95	14.01	.143	13.44	13.22
Second Quarter		14.77	14.68		13.52	13.36
Third Quarter		16.14	14.91		14.36	13.52
Fourth Quarter	.127	20.00	15.86		15.00	13.95

      Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors from time to time and paid out of funds legally available. Because the Company’s consolidated net income consists largely of the net income of the Bank, Bancorp’s ability to pay dividends depends upon its receipt of dividends from the Bank. The Bank’s ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation — Dividends in Part I.” The declaration of dividends by Bancorp is discretionary and depends on Bancorp’s earnings and financial condition, regulatory limitations, tax considerations and other factors. The Board of Directors recently approved the declaration of dividends on a quarterly, rather than an annual, basis. While the Board of Directors expects to continue to declare dividends, there can be no assurance that dividends will be paid in the future.

      Investor information, including Bancorp filings with the Securities and Exchange Commission and press releases, are available on Bancorp’s website at www.evergreenbancorp.com, or by written request to

EvergreenBancorp, Inc., 301 Eastlake Avenue East, Seattle, Washington 98109, Attention: Investor Relations.

      Inquiries regarding stock transfers should be directed to Computershare Trust Company, Inc., 350 Indiana Street Suite 800, Golden, Colorado 80401, (800) 962-4284.

Item 6.	Selected Consolidated Financial Data

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
INCOME STATEMENT DATA
Net interest income	$8,200	$8,337	$7,714	$7,169	$6,329
Provision for loan losses	233	330	479	455	300
Noninterest income	1,755	2,387	2,938	2,212	2,024
Noninterest expense	8,196	8,371	8,344	7,192	6,515
Net income	1,036	1,343	1,240	1,210	1,075

PER SHARE DATA(1)
Earnings per common share	$0.87	$1.14	$1.02	$0.95	$.81
Diluted earnings per common share	0.86	1.13	1.02	0.95	.81
Dividends declared per common share	0.309	0.143	0.132	0.121	0.116

BALANCE SHEET DATA
Total loans	$138,468	$121,509	$122,219	$113,058	$90,637
Allowance for loan losses	1,636	1,690	1,498	1,323	1,055
Real estate owned	2,659	—	—	—	—
Total assets	194,556	169,926	156,365	151,752	162,092
Total deposits	152,683	132,174	130,344	125,425	108,866
Total long-term debt	20,381	16,783	4,005	2,000	—
Stockholders’ equity	16,583	15,960	14,738	14,577	14,152

SELECTED FINANCIAL RATIOS
Return on average assets	0.60%	0.82%	0.83%	0.81%	0.70%
Return on average equity	6.42	8.84	8.50	8.67	7.83
Dividend payout ratio	35.33	12.51	13.39	13.31	14.33
Average equity to average assets	9.29	9.31	9.70	9.29	8.86
Net interest margin (tax equivalent)	5.02	5.48	5.52	5.36	4.58
Allowance for loan losses to total loans at the end of year	1.18	1.39	1.23	1.17	1.16
Nonperforming loans to total loans at the end of year(2)	0.46	0.66	0.95	0.49	1.28
Net loans charged off to average total loans	0.24	0.11	0.26	0.18	0.19

(1)	All per share amounts have been adjusted to reflect the three-for-two stock split in July 2001, the July 2002 15 percent stock dividend, and the November 2003 10% stock dividend.

(2)	Nonperforming loans include nonaccrual, impaired and other loans 90 days or more past due.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      EvergreenBancorp, Inc. (“Bancorp”) is a Washington chartered bank holding company formed in 2001 and headquartered in Seattle, Washington. Bancorp has as its primary business activity ownership of EvergreenBank (the “Bank”). The Bank’s principal business is personal and business banking. Services offered include commercial, real estate and consumer lending; savings, checking and certificate of deposit accounts; financial planning and investment services, Internet banking, and merchant credit card processing services. The Bank conducts business from four locations: the main office northeast of downtown Seattle, the Lynnwood branch office north of Seattle, the downtown Bellevue branch office east of Seattle, and the downtown Federal Way branch office south of Seattle, which opened in September of 2003.

      The Bank’s results of operations primarily depend on net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. The Bank’s operating results are also affected by loan fees, service charges on deposit accounts, net merchant credit card processing fees, gains from sales of loans and investments, and other noninterest income. Operating expenses of the Bank include employee compensation and benefits, occupancy and equipment costs, federal deposit insurance premiums and other administrative expenses.

      The Bank’s results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.

      The following discussion should be read along with the accompanying financial statements and notes. All share and per-share information in this annual report has been restated to give retroactive effect to the three-for-two stock split in July 2001, the 15 percent stock dividend in July 2002, and the 10 percent stock dividend in November 2003. In the following discussion, unless otherwise noted, references to increases or decreases in balances for a particular period or date refer to the comparison with corresponding amounts for the period or date one year earlier.

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

      Further information concerning the Company and its business, including additional factors that could materially affect its financial results, is included in the Company’s filings with the Securities and Exchange Commission. Reports and additional information, including Company press releases, can be found on the Bancorp’s website at www.evergreenbancorp.com.

Critical Accounting Policies

      Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

      The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

      A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

      Management recognizes a certain level of imprecision exists in the manner in which the allowance for loan losses is calculated, owing to intangible factors.

      Finally, management regularly monitors the performance of the loan portfolio with regard to levels of criticized and classified loans, as well as assessing regional economic factors which may impact the loan portfolio. This enables us to regularly evaluate the adequacy of the allowance.

      Other Real Estate Owned. Other real estate owned is comprised of a property recorded at the lower of cost or market based upon the appraised value.

      Temporary Decline in Fair Value of Debt Securities. The fair value of certain debt securities was less than amortized cost. The decline in market value below cost does not represent an other-than-temporary impairment, and thus no loss was recognized on the income statement. Criteria used to determine whether an unrealized loss is considered other than temporary are the credit quality of the issuers, and the effect of the current rate environment.

Overview

      The profitability of the Company’s operations depends primarily on the net interest income from its banking operations and investment activities, the provision for losses on loans, noninterest income, and noninterest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income includes service charges on deposit accounts, net merchant credit card processing fees, gains from sales of loans and investment securities, and investment services commissions. Noninterest expense includes operating costs such as salaries and employee benefits, occupancy and equipment, technology, marketing, and other administrative expense.

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

      During 2003 the general level of interest rates stayed at historically low levels, national and regional economic conditions remained sluggish, showing signs of improvement toward the end of the year, and employment growth stayed flat compared to the prior year. Lower rates continued to spur a fast pace of loan refinancing. The Company benefited from refinancing through additional loan fees and lower provisions for loan loss, however, through the first half of the year loan totals remained flat as loan originations were offset by loan refinancing and payoffs. The net interest margin compressed as the composition of assets changed from higher yielding loans to investments. In the second half of the year, loan demand increased substantially and by year-end loan totals had reached record levels, up 14% over the prior year. Credit quality was favorable as the ratio of nonperforming loans to total loans declined year-over-year, and ended at a low level. In the fourth quarter, the Bank foreclosed upon a residential real estate property which is classified as “other real estate owned” on the December 31, 2003 consolidated balance sheet. Overall financial results for 2003 included higher costs associated with the opening of the Federal Way branch office and professional services costs, partially offset by higher revenue from banking fees and investment services commissions.

      Capital activities in 2003 included an annual cash dividend paid in February, a special cash dividend paid in September, and a 10 percent stock dividend distributed in November. Capital ratios remain strong with the equity-to-assets ratio at 8.5 percent at December 31, 2003.

Results of Operations 2003 Compared to 2002

      The Company’s 2003 net income was $1,036,000 compared to $1,343,000 in 2002. Net income per basic share was $0.87 compared to $1.14 in 2002. Return on average assets was 0.60 percent for 2003 and 0.82 percent for 2002. Return on average common equity was 6.42 percent and 8.84 percent, respectively. The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) was 5.02 percent compared to 5.48 percent in 2002.

      The results of operations in 2003 reflected lower net interest income due to compression in the net interest margin. The lower margin was largely due to a change in the mix of interest-earning assets from loans to securities. A lower total provision for loan losses offset the decline in net interest income so that net interest income after the provision for loan losses was approximately equivalent to the prior year. The provision for loan losses declined because of improvements in overall credit quality and favorable loan loss experience.

      For the year, noninterest income increased 14.2 percent due to higher fees and increased investment services commissions. Operating expenses rose 9.0 percent and included additional professional services expense and costs associated with opening the new Federal Way branch.

      The table of selected consolidated financial data, which appears on page 10, summarizes the Company’s financial performance for each of the past five years.

2002 Compared to 2001

      The Company’s 2002 net income was $1,343,000, representing an 8.3 percent increase over $1,240,000 in 2001. Net income per basic share was $1.14 compared to $1.02 in 2001. Return on average assets was 0.82 percent for 2002 and 0.83 percent for 2001. Return on average common equity was 8.84 percent and 8.50 percent, respectively. The net interest margin was 5.48 percent compared to 5.52 percent in 2001. Loans decreased .6 percent and deposits increased 1.4 percent from December 31, 2001 totals.

      The results of operations in 2002 reflected improvement in net interest income and a lower provision for loan losses. Operating expenses increased just .3 percent and the Company recorded fewer nonrecurring gains on sales of investments and other assets than in 2001. Net merchant processing revenue declined due to reduced processing volumes.

Net Interest Income

      The Company’s principal source of earnings is net interest income, which is the difference between interest income, including loan-related fee income, and interest expense. The individual components of net interest income and net interest margin are presented on pages 15 and 16.

2003 Compared to 2002

      Net interest income for 2003 was $8,200,000 compared to $8,337,000 in 2002. The 1.6 percent decrease was principally due to a change in the percentage mix of interest-earning assets from loans to securities and a change in the mix of funding from deposits to borrowings, largely offset by overall growth in interest-earning assets. For the same reasons, the net interest margin declined to 5.02 percent in 2003, compared to 5.48 percent in 2002.

      Total interest income was $10,408,000 in 2003, compared to $11,049,000 in 2002. The decrease of 5.8 percent resulted from lower average yields on loans and investment securities, partially offset by a higher average balance of investment securities.

      Total interest expense was $2,208,000 in 2003, compared to $2,712,000 in 2002, a decrease of 18.6 percent due primarily to lower interest rates and a change in the mix of deposits from higher cost certificates of deposit to lower cost money market and savings accounts, offset by a higher percentage of funding from borrowings.

2002 Compared to 2001

      Net interest income for 2002 was $8,337,000 compared to $7,714,000 in 2001. The 8.1 percent improvement was principally due to growth in interest-earning assets and a change in the mix of deposits. The net interest margin declined slightly to 5.48 percent in 2002, compared to 5.52 percent in 2001 as yields on earning assets decreased slightly more than the rates paid on funding liabilities. The net interest margin was also affected by the issuance of the junior subordinated debt. Proceeds from the debt issuance were invested primarily in loans and the Company further leveraged this new capital source by purchasing mortgage-related securities with funding provided primarily by Federal Home Loan Bank borrowings.

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

Analysis of Average Balances, Net Interest Income, and Net Interest Margin

	Years Ended December 31,

							2003 Over 2002

	2003			2002
							Change in income due to
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Volume	Rate

	(In thousands)
ASSETS
Loans:
Commercial and financial	$53,822	$3,839	7.13%	$57,833	$4,489	7.76%	$(300)	$(350)
Real estate	52,809	4,037	7.64	47,350	3,958	8.36	305	(226)
Consumer and other	14,129	1,410	9.98	16,549	1,627	9.83	(242)	25

Total loans	120,760	9,286	7.69	121,732	10,074	8.28	(237)	(551)
Federal funds sold	8,425	90	1.07	12,297	200	1.63	(52)	(58)
Interest-bearing deposits in financial institutions	1,328	12	0.90	1,479	8	.54	(1)	5
Investment securities	33,828	1,078	3.19	18,765	890	4.74	318	(130)

Total earning assets	164,341	10,466	6.37	154,273	11,172	7.24	28	(734)
Cash and due from banks	6,953			7,124
Premises and equipment	2,377			2,012
Other real estate owned	144			0
Accrued interest and other assets	1,641			1,499
Allowance for loan losses	(1,657)			(1,665)

Total assets	$173,799			$163,243

LIABILITIES
Interest-bearing deposits:
Demand deposits	$10,208	20	0.19	$9,094	23	0.25	4	(7)
Savings deposits	48,677	513	1.05	45,875	814	1.77	53	(354)
Time deposits	36,868	829	2.25	39,270	1,240	3.16	(72)	(339)

Total interest-bearing deposits	95,753	1,362	1.42	94,239	2,077	2.20	(15)	(700)
Federal funds purchased	3,054	20	.65	4,721	56	1.19	(16)	(20)
Federal Home Loan Bank advances	14,313	586	4.09	8,555	413	4.83	223	(50)
Junior subordinated debt	5,000	240	4.80	3,059	166	5.43	92	(18)

Total interest-bearing liabilities	118,120	2,208	1.87	110,574	2,712	2.46	284	(788)
Noninterest-bearing deposits	37,940			35,464
Accrued interest and other liabilities	1,593			2,013

Total liabilities	157,653			148,051
Stockholders’ equity	16,146			15,192

Total liabilities and stockholders’ equity	$173,799			$163,243

Interest revenue as a percentage of average earning assets			6.37%			7.24%
Interest expense as a percentage of average earning assets			1.34%			1.76%

Net interest income on a taxable-equivalent basis and net interest margin		$8,258	5.02%		$8,460	5.48%

      Changes in income and expense which are not due solely to rate or volume have been allocated proportionately. Average loan balances include nonaccrual loans. Taxable-equivalent adjustments relate to tax-exempt investment securities.

Analysis of Average Balances, Net Interest Income, and Net Interest Margin

	Years Ended December 31,

							2002 Over 2001

	2002			2001
							Change in income due to
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Volume	Rate

	(In thousands)
ASSETS
Loans:
Commercial and financial	$57,833	$4,489	7.76%	$54,132	$4,980	9.20%	$382	$(873)
Real estate	47,350	3,958	8.36	41,758	3,643	8.73	461	(146)
Consumer and other	16,549	1,627	9.83	21,524	2,092	9.72	(489)	24

Total loans	121,732	10,074	8.28	117,414	10,715	9.13	354	(995)
Federal funds sold	12,297	200	1.63	12,060	435	3.61	9	(244)
Interest-bearing deposits in financial institutions	1,479	8	0.54	1,275	37	2.91	7	(36)
Investment securities	18,765	890	4.74	11,649	702	6.03	289	(101)

Total earning assets	154,273	11,172	7.24	142,398	11,889	8.35	659	(1,376)

Cash and due from banks	7,124			6,513
Premises and equipment	2,012			1,452
Other real estate owned	0			0
Accrued interest and other assets	1,499			1,509
Allowance for loan losses	(1,665)			(1,486)

Total assets	$163,243			$150,386

LIABILITIES
Interest-bearing deposits:
Demand deposits	$9,094	23	0.25	$10,225	54	0.53	(5)	(26)
Savings deposits	45,875	814	1.77	35,114	1,057	3.01	715	(958)
Time deposits	39,270	1,240	3.16	46,705	2,482	5.31	(350)	(892)

Total interest-bearing deposits	94,239	2,077	2.20	92,044	3,593	3.90	360	(1,876)
Federal funds purchased	4,721	56	1.19	6,527	235	3.60	(52)	(127)
Federal Home Loan Bank advances	8,555	413	4.83	3,459	207	5.98	237	(31)
Junior subordinated debt	3,059	166	5.43				166	0

Total interest-bearing liabilities	110,574	2,712	2.46	102,030	4,035	3.95	711	(2,034)
Noninterest-bearing deposits	35,464			31,938
Accrued interest and other liabilities	2,013			1,830

Total liabilities	148,051			135,798
Stockholders’ equity	15,192			14,588

Total liabilities and stockholders’ equity	$163,243			$150,386

Interest revenue as a percentage of average earning assets			7.24%			8.35%
Interest expense as a percentage of average earning assets			1.76%			2.83%

Net interest income on a taxable- equivalent basis and net interest margin		$8,460	5.48%		$7,854	5.52%

      Changes in income and expense which are not due solely to rate or volume have been allocated proportionately. Average loan balances include nonaccrual loans. Taxable-equivalent adjustments relate to tax-exempt investment securities.

Provision and Allowance for Loan Losses

      The provision for loan losses was $233,000 for 2003 compared to $330,000 and $479,000 for 2002 and 2001, respectively. At December 31, 2003, the allowance for loan losses was $1,636,000, or 1.18 percent of total loans, compared with $1,690,000, or 1.39 percent at December 31, 2002. Nonperforming loans (nonaccrual loans and loans over 90 days past due) to total loans at the end of 2003 were .46 percent compared to .66 percent at December 31, 2002.

      The provision for loan losses for 2003 declined because of improvements in overall credit quality and favorable loan loss experience. The allowance for loan losses to total loans percentage was lower at the end of 2003 primarily because most loan growth occurred late in the year, reflecting the higher credit quality of the new loans. In addition, a fourth quarter foreclosure action on one loan resulted in a lower level of nonperforming loans in the allowance calculation. A portion of the loan was charged off to the allowance for loan losses to record the acquired property in the “other real estate owned” category at the lower of cost or realizable value.

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

      The Company considers the allowance for loan losses of $1,636,000 at December 31, 2003 adequate to cover probable incurred losses, however, no assurance can be given that actual losses will not exceed estimated amounts. In addition, changes in factors such as regional economic conditions and the financial strength of individual borrowers may require changes in the level of the allowance, and in turn cause fluctuations in reported earnings and provisions for loan losses.

      An analysis of the changes in the allowance for loan losses, including provisions, recoveries, and loans charged-off is presented in Note 5 “Allowance for Loan Losses” to the Consolidated Financial Statements.

Noninterest Income

      Noninterest income in 2003, 2002, and 2001 totaled $1,755,000, $1,537,000, and $1,807,000, respectively.

      The increase of 14.2 percent in 2003 was primarily due to higher revenue from service charges on deposit accounts, increased investment services commissions, and higher recorded gains on sales of investment securities and loans.

      The decrease of 14.9 percent in 2002 compared to 2001 was primarily due to lower revenue from merchant credit card processing fees, and less recorded gains on sales of securities and loans. Nonrecurring revenue in 2001 included $143,000 from the repurchase of the Company’s interest in a company that provides ATM electronic services.

Noninterest Expense

      The Company’s total noninterest expense for 2003, 2002, and 2001 was $8,196,000, $7,521,000, and $7,213,000, respectively.

      Noninterest expense increased $675,000 or 9.0 percent in 2003. The change in this category was primarily due to increases in employee wages and benefits, occupancy and equipment, and professional services expense. Noninterest expense for 2003 included certain nonrecurring costs, including marketing, associated with opening a new branch in Federal Way in September 2003.

      Noninterest expense increased $308,000 or 4.3 percent in 2002 compared to 2001. The relatively small change in this category was primarily due to the effect of reducing staffing levels to 52 full time equivalent employees in 2002 compared to 55 full time equivalent employees in 2001, offset by increased employee wages and benefit costs. Noninterest expense for 2001 included certain nonrecurring costs associated with opening the Bellevue office in July 2001.

Review of Financial Condition

      Total assets increased 14.5 percent in 2003 to $194,556,000, securities increased 68.1 percent to $39,818,000, loans increased 14.0 percent to $138,468,000, and deposits increased 15.5 percent to $152,683,000.

Analysis of Securities

      The components of the investment portfolio were as follows at December 31:

	2003	2002	2001
	Carrying	Carrying	Carrying
	Value	Value	Value

	(In thousands)
U.S. agencies	$8,481	$3,032	$2,044
State and political subdivisions	3,567	2,123	1,810
AMF Adjustable Rate Mortgage Fund	16,586	5,397	10,137
Mortgage-backed securities and collateralized mortgage obligations	9,812	11,843	—
Federal Home Loan Bank stock	1,372	1,299	1,223

Total	$39,818	$23,694	$15,214

      The securities portfolio increased $16,279,000 from December 31, 2002 to December 31, 2003. The increase was funded primarily with deposit growth and proceeds from Federal Home Loan Bank borrowings.

      The growth in the securities portfolio from December 31, 2001 to December 31, 2002 resulted primarily from a growth strategy involving the purchase of mortgage-backed securities and collateralized mortgage obligations using funding provided by Federal Home Loan Bank borrowings.

      The following table sets forth the maturities of securities at December 31, 2003. Taxable equivalent values are used in calculating yields assuming a tax rate of 34 percent.

		After 1 Year	After 5 Years		Total and
		But Within	But Within	After	Weighted
	Within 1 Year/	5 Years/	10 Years/	10 Years/	Average
	Yield	Yield	Yield	Yield	Yield

	(In thousands, carrying value)
U.S. agencies	$507	$3,499	$4,475	$	$8,481
	4.57%	2.88%	3.55%		3.34%
State and political subdivisions		1,527	2,040		3,567
		3.55%	4.63%		4.17%
AMF Adjustable Rate Mortgage Fund*	16,586				16,586
	2.13%				2.13%
Mortgage-backed securities and collateralized mortgage obligations			854	8,958	9,812
			4.56%	4.27%	4.31%
Federal Home Loan Bank stock*	1,372				1,372
	5.36%				5.36%

Total	$18,465	$5,026	$7,369	$8,958	$39,818

	2.44%	3.08%	3.97%	4.27%	3.14%

* Securities without a stated maturity.

Loans

      At December 31, 2003, loans totaled $138,468,000, an increase of $16,959,000 or 14.0 percent over December 31, 2002. At December 31, 2003, the Bank had $71,845,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

      The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses, and the analysis of the allowance for loan losses as of December 31, 2003 and 2002:

Types of Loans

	2003	2002

	(In thousands)
Commercial	$53,770	$47,603
Real estate:
Commercial	48,963	42,497
Construction	10,911	5,574
Residential 1-4 family	11,971	10,821
Consumer and other	12,853	15,014

Total	$138,468	$121,509

      The following table shows the amounts maturing or repricing as of December 31, 2003:

	Within	1-5	After
	1 Year	Years	5 Years	Total

	(In thousands)
Commercial	$33,486	$17,409	$2,875	$53,770
Real estate:
Commercial	11,231	32,528	5,204	48,963
Construction	8,137	2,774	0	10,911
Residential 1-4 family	5,287	6,528	156	11,971
Consumer and other	8,705	3,876	272	12,853

Total	$66,846	$63,115	$8,507	$138,468

      Loans maturing by fixed or variable rates after one year:

	1-5	After
	Years	5 Years

	(In thousands)
Fixed rates	$37,537	$7,576
Variable rates	25,578	931

Total	$63,115	$8,507

Allocation of the Allowance for Loan Losses

      In the following table, the allowance for loan losses at December 31, 2003, and 2002 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations.

	2003	% of Loans in	2002	% of Loans in
	Allocated	Each Category	Allocated	Each Category
	Amount	to Total Loans	Amount	to Total Loans

	(In thousands)
Commercial	$885	39%	$1,024	39%
Real estate:
Commercial	436	35	423	35
Construction	110	8	59	5
Residential 1-4 family	9	9	28	9
Consumer and other	196	9	156	12

Total	$1,636	100%	$1,690	100%

% of loan portfolio	1.18%		1.39%

      This allocation of the allowance for loan losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

     Analysis of the Allowance for Loan Losses

      The following table summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category.

	Year Ending
	December 31,

	2003	2002

	(In thousands)
Beginning balance	$1,690	$1,498
Charge-offs:
Commercial	81	108
Real estate:
Commercial	0	20
Construction	0	0
Residential 1-4 family	184	0
Consumer and other	67	63

Total charge-offs	332	191
Recoveries:
Commercial	17	22
Real estate:
Commercial	20	0
Construction	0	1
Residential 1-4 family	8	0
Consumer and other	0	30

Total recoveries	45	53

	Year Ending
	December 31,

	2003	2002

	(In thousands)
Net charge-offs/(recoveries)	287	138
Provision	233	330

Ending balance	$1,636	$1,690

Ratio of net charge-offs to average loans outstanding	0.24%	0.11%

Nonperforming Loans and Assets

      The following table sets forth the amounts and categories of non-performing loans and assets for the years ended December 31:

	2003	2002

	(In thousands)
Non-accruing loans:
Commercial	$112	$309
Real Estate	0	462
Consumer	0	1

Total	112	772
Accruing loans delinquent 90 days or more:
Commercial	464	15
Real Estate	0	0
Consumer	67	12

Total	531	27
Total non-performing loans	643	799
Other real estate owned	2,659	0
Total non-performing assets	$3,302	$799

Total non-performing loans as a percentage of loans	0.46%	0.66%

Total non-performing assets as a percentage of assets	1.70%	0.47%

      The other real estate owned at December 31, 2003 is one residential real estate property acquired through foreclosure in December 2003. Upon foreclosure, the Bank charged off a portion of the non-performing loan secured by the foreclosed property and transferred the remaining balance to other real estate owned. The property is recorded at the lower of cost or realizable value, based on a third party appraisal less estimated selling costs.

      There were no commitments for additional funds related to the loans noted above.

      Nonperforming loans include non-accrual loans and accruing loans delinquent 90 days or more. Loans are generally placed on non-accrual status when the loan is 90 days or more past due as to principal and interest, unless the loan is well-secured and in the process of collection. If management believes that collection is doubtful after considering relevant conditions, accrual of interest is discontinued immediately.

Deposits

      The average daily amount of deposits and rates paid on interest bearing deposits is summarized for the periods indicated in the following table:

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

	(In thousands)
DEPOSITS
Noninterest bearing demand	$37,940	0.00%	$35,464	0.00%	$31,938	0.00%
Interest bearing demand	10,208	0.19	9,094	0.25	10,225	0.53
Savings deposits	48,677	1.05	45,875	1.77	35,114	3.01
Time deposits:
Certificate of deposit, under $100,000	19,839	2.53	22,278	3.30	24,304	5.57
Certificate of deposit, over $100,000	14,640	2.03	14,166	3.21	18,244	5.20
Public Funds	2,389	1.28	2,826	1.77	4,157	4.26

Total time deposits	36,868	2.25%	39,270	3.16%	46,705	5.31%

Total	$133,693		$129,703		$123,982

      Maturities of time certificates of deposits of $100,000 or more outstanding as of December 31, 2003 are summarized as follows:

Amount

(In thousands)
3 months or less	$13,122
Over 3 months through 6 months	2,061
Over 6 months through 12 months	1,607
Over 12 months	5,104

Total	$21,894

Borrowings

      The following tables set forth certain information with respect to federal funds purchased and Federal Home Loan Bank advances for the periods indicated:

Federal Funds Purchased	December 31, 2003	December 31, 2002	December 31, 2001

	($ in thousands)
Balance at end of year	$3,097	$3,353	$5,597
Weighted average interest rate at end of year	0.50%	0.80%	1.20%
Maximum amount outstanding(1)	4,666	7,921	13,022
Average amount outstanding	3,054	4,721	6,527
Weighted average interest rate during the year	0.65%	1.19%	3.60%

(1)	Based on amount outstanding at month end during each year.

FHLB Advances	December 31, 2003	December 31, 2002	December 31, 2001

	($ in thousands)
Balance at end of year	$15,381	$11,783	$4,005
Weighted average interest rate at end of year	3.81%	4.26%	5.92%
Maximum amount outstanding(1)	19,339	12,499	4,005
Average amount outstanding	14,313	8,555	3,459
Weighted average interest rate during the year	4.09%	4.85%	5.98%

(1)	Based on amount outstanding at month end during each year.

      The increase in Federal Home Loan Bank borrowings in 2003 provided the primary source of funding for additional purchases of mortgaged-backed securities.

Junior Subordinated Debt (Trust Preferred Securities)

      In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (the “Trust”) a statutory trust formed under the laws of the State of Delaware and a wholly owned financing subsidiary of Bancorp. In May 2002, the Trust issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by the Trust, Bancorp issued junior subordinated debentures to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 3.50% (4.66% at December 31, 2003), provided that this rate cannot exceed 12.0% through June 30, 2007. The junior subordinated debentures will mature in 2032, at which time the preferred securities must be redeemed. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs totaling $209,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

      Prior to 2003, the Trust was consolidated in the Company’s financial statements, with the trust preferred securities issued by the Trust reported in liabilities as “guaranteed preferred beneficial interests” and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the Trust is no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust, as these are no longer eliminated in consolidation. The effect of no longer consolidating the Trust does not change the amounts reported as the Company’s assets, liabilities, equity, or interest expense. Accordingly, the amounts previously reported as “guaranteed preferred beneficial interests” in liabilities have been recaptioned “junior subordinated debt” and continue to be presented in liabilities on the balance sheet.

      Bancorp invested $4,800,000 of the proceeds from the trust preferred offering in the Bank, which used the funds to support its lending and other operations. The proceeds are considered Tier 1 capital under regulatory guidelines.

Contractual Obligations and Commitments

      In the normal course of business, to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. Such off-balance sheet items are recognized in the financial statements when they are funded or related fees are received. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The off-balance sheet items do not represent unusual elements of credit risk in excess of the amounts recognized in the balance sheets.

      At December 31, 2003, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $36,802,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.

      For additional information regarding off-balance sheet items, refer to Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements.

      The following table summarizes the Company’s significant contractual obligations and commitments at December 31, 2003:

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Federal Home Loan Bank advances	$3,450	$6,934	$3,997	$1,000	$15,381
Junior subordinated debt				5,000	5,000
Operating leases	508	1,036	402	289	2,235
Purchase obligations	90				90

Total	$4,048	$7,970	$4,399	$6,289	$22,706

      Purchase obligations are primarily contracts with vendors to provide services, such as information processing. For additional discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 8 “Federal Funds Purchased, Advances from Federal Home Loan Bank (“FHLB”) and Junior Subordinated Debt” to the Consolidated Financial Statements.

Asset/ Liability Management

      The principal objectives of asset/liability management are to manage changes in net interest income and earnings due to changes in interest rates, maintain adequate liquidity, and manage capital adequacy. Asset/liability management encompasses structuring the mix of assets, deposits and borrowings to limit exposure to interest rate risk and enhance long-term profitability.

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

      In addition to cash and cash equivalents, asset liquidity is also provided by the available-for-sale securities portfolio. Liquidity is further enhanced by deposit growth, federal funds purchased, borrowings, and planned maturities and sales of investments and loans.

      The Consolidated Statements of Cash Flows on page 31 provides information on the sources and uses of cash for the years ended December 31, 2003, 2002 and 2001. As shown in these statements, the Company’s largest cash flows relate to both investing and financing activities.

      Over the past year, the primary investing activities that have required the greatest use of cash include lending and purchases of new securities. Purchases of securities in 2003 were predominately in an adjustable rate mortgage-backed securities fund to maintain overall liquidity and control interest rate risk. The primary sources of cash flows have been growth in deposits and an increase in Federal Home Loan Bank borrowings.

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

      The Company monitors interest rate risk by monthly reports that highlight the level, trend and composition of net interest income and net interest margin, by quarterly reports matching rate-sensitive assets to rate-sensitive liabilities, and by reports of interest rate sensitivity through net interest income analysis.

      Net interest income analysis is the primary tool used by management to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. This method of analysis assesses overall interest rate sensitivity by modeling the impact on net interest income from sudden and sustained increases and decreases in market interest rates. The following table presents a summary of the potential changes in net interest income over a one year time horizon resulting from immediate and sustained changes in market interest rates.

2003 Net Interest Income Analysis

      December 31, 2003 (in thousands; rate changes in basis points (bp) = 1/100 of 1%):

	Dollar	Percent
Immediate Rate Change	Change	Change

+100bp	$190	2.23%
+50bp	95	1.12
-50bp	(184)	(2.16)
-100bp	(367)	(4.31)

      The table above indicates that, at December 31, 2003, the effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by 2.23 percent or approximately $190,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 4.31 percent or approximately $367,000.

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

Capital Resources

      Stockholders’ equity on December 31, 2003, was $16,583,000 compared with $15,960,000 at December 31, 2002, an increase of $623,000 or 3.9 percent. Current earnings were $1,036,000 and dividends paid were $366,000. Unrealized losses on securities available-for-sale, net of deferred taxes, and totaling $109,0000, also reduced the total December 31, 2003 stockholders’ equity.

      At December 31, 2003, the Company had total “risk-based capital” of $23,178,000 which exceeded the “well-capitalized” threshold of $15,262,000, as defined by federal banking regulators. See Note 18 “Regulatory Capital Requirements” to the Consolidated Financial Statements for additional information on risk-based capital and other regulated capital ratios.

      Capital management activities in 2003 included the payment of an annual cash dividend in February, a special cash dividend in September and distribution of a 10 percent stock dividend in November.

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

      The discussion relating to quantitative and qualitative disclosures about market risk is included in Item 7 above, specifically in the sections titled “Interest Rate Risk” and “2003 Net Interest Income Analysis.”

Item 8.	Financial Statements

      The following audited consolidated financial statements and related documents are set forth below on the pages indicated:

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of EvergreenBancorp, Inc.

     We have audited the accompanying consolidated balance sheets of EvergreenBancorp, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EvergreenBancorp, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

CROWE CHIZEK AND COMPANY LLC

Oak Brook, Illinois

February 6, 2004

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EvergreenBancorp, Inc. at December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

JOHN L. O’BRIEN & COMPANY, PLLC

Seattle, Washington

January 25, 2002

EVERGREENBANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except share
	and per share data)
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$9,701	$9,479
Interest-bearing deposits in financial institutions	744	6,141
Federal funds sold	180	7,000

TOTAL CASH AND CASH EQUIVALENTS	10,625	22,620
SECURITIES
Available-for-sale	39,818	23,694
LOANS
Loans	138,468	121,509
Allowance for loan losses	(1,636)	(1,690)

NET LOANS	136,832	119,819
Premises and equipment	2,469	2,174
Other real estate owned	2,659	—
Accrued interest and other assets	2,153	1,619

TOTAL ASSETS	$194,556	$169,926

LIABILITIES
DEPOSITS
Noninterest-bearing	$47,132	$38,750
Interest-bearing	105,551	93,424

TOTAL DEPOSITS	152,683	132,174
Federal funds purchased	3,097	3,353
Advances from Federal Home Loan Bank	15,381	11,783
Accrued expenses and other liabilities	1,812	1,656
Junior subordinated debt	5,000	5,000

TOTAL LIABILITIES	177,973	153,966
STOCKHOLDERS’ EQUITY
Preferred stock:
No par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus:
No par value; 15,000,000 shares authorized; 1,190,366 shares issued at 2003; 1,075,461 shares issued at 2002	15,854	13,597
Retained earnings	778	2,266
Accumulated other comprehensive income (loss)	(49)	97

TOTAL STOCKHOLDERS’ EQUITY	16,583	15,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,556	$169,926

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$9,286	$10,074	$10,716
Federal funds sold and other	90	200	472
Securities
Taxable	955	705	396
Exempt from federal income tax	77	70	165

TOTAL INTEREST INCOME	10,408	11,049	11,749
INTEREST EXPENSE
Deposits	1,362	2,077	3,593
Federal funds purchased	20	56	235
Advances from Federal Home Loan Bank	586	413	207
Junior subordinated debt	240	166	—

TOTAL INTEREST EXPENSE	2,208	2,712	4,035

Net interest income	8,200	8,337	7,714
Provision for loan losses	233	330	479

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,967	8,007	7,235
NONINTEREST INCOME
Service charges on deposit accounts	1,176	1,072	1,037
Merchant credit card processing	166	155	189
Gain from sales of loans	10	—	9
Gain on sales of securities available-for-sale	56	10	118
Other noninterest income	347	300	454

Total noninterest income	1,755	1,537	1,807
NONINTEREST EXPENSE
Salaries and employee benefits	4,036	3,879	3,882
Occupancy and equipment	1,318	1,196	1,055
Other noninterest expense	2,842	2,446	2,276

Total noninterest expense	8,196	7,521	7,213

INCOME BEFORE INCOME TAX EXPENSE	1,526	2,023	1,829
Income tax expense	490	680	589

NET INCOME	$1,036	$1,343	$1,240

Basic earnings per share of common stock	$0.87	$1.14	$1.02

Diluted earnings per share of common stock	$0.86	$1.13	$1.02

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002, and 2001

		Common				Accumulated
	Common	Stock	Common			Other	Total
	Stock	and	Stock		Retained	Comprehensive	Stockholders’
	Shares	Surplus	Par Value	Surplus	Earnings	Income (Loss)	Equity

	(In thousands, except share and per share data)
BALANCE AT JANUARY 1, 2001	663,462	$—	$6,634	$5,838	$2,124	$(19)	$14,577
Comprehensive income
Net income	—	—	—	—	1,240	—	1,240
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of deferred income tax of $63	—	—	—	—	—	122
Reclassification adjustments included in net income, net of deferred income tax benefit of $(40)	—	—	—	—	—	(79)	43

Total comprehensive income							1,283
Cumulative effect of reclassifying certain securities from held-to-maturity to available-for-sale as of June 1, 2001, net of deferred income tax of $16						31	31
Cash dividend ($.145 per share)	—	—	—	—	(166)	—	(166)
Change in par value of common stock from $10 to $1	—	—	(5,971)	5,971	—	—	—
Change in par value from $1 to no par value	—	11,475	(623)	(10,852)	—	—	—
Repurchase of common stock	(40,700)	—	(40)	(957)	—	—	(997)
Three-for-two stock split	311,355	—	—	—	—	—	—
Exercise of stock options	700	10	—	—	—	—	10

BALANCE AT DECEMBER 31, 2001	934,817	11,485	—	—	3,198	55	14,738
Comprehensive income
Net income	—	—	—	—	1,343	—	1,343
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of deferred income tax of $25	—	—	—	—	—	49
Reclassification adjustments included in net income, net of deferred income tax benefit of $(3)	—	—	—	—	—	(7)	42

Total comprehensive income							1,385
Cash dividend ($.157 per share)	—	—	—	—	(168)	—	(168)
Stock dividend (15%)	140,223	2,107	—	—	(2,107)	—	—
Repurchase of fractional shares	(269)	(4)	—	—	—	—	(4)
Exercise of stock options	690	9	—	—	—	—	9

BALANCE AT DECEMBER 31, 2002	1,075,461	13,597	—	—	2,266	97	15,960
Comprehensive income
Net income					1,036		1,036
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of deferred income tax of $(57)						(109)
Reclassification adjustments included in net income, net of deferred income tax benefit of $(19)	—	—	—	—	—	(37)	(146)

Total comprehensive income							890
Cash dividend ($.31 per share)					(366)		(366)
Stock dividend (10%)	107,944	2,158			(2,158)		—
Exercise of stock options	6,961	99	—	—	—	—	99

BALANCE AT DECEMBER 31, 2003	1,190,366	$15,854	$—	$—	$778	$(49)	$16,583

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,036	$1,343	$1,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	597	492	369
Provision for loan losses	233	330	479
Gain from sales of securities	(56)	(10)	(118)
Gain on sales of loans	(10)	—	(9)
Gain on sale of other assets	—	—	(158)
Net amortization of premium on securities	159	65	23
Federal Home Loan Bank stock dividends	(74)	(76)	(80)
Dividends reinvested	(290)	(251)	(127)
Other changes, net	(291)	(326)	46

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,304	1,567	1,665
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of securities available-for-sale	9,524	7,047	12,239
Proceeds from maturities of securities held-to-maturity	—	—	30
Purchases of securities available-for-sale	(32,767)	(16,115)	(12,020)
Net (increase) decrease in loans	(20,199)	572	(9,594)
Proceeds from sales of loans	304	—	138
Proceeds from sales of other assets	—	—	158
Purchases of premises and equipment	(892)	(741)	(1,247)
Proceeds from prepayments of securities available-for-sale	7,158	923	—

NET CASH USED IN INVESTING ACTIVITIES	(36,872)	(8,314)	(10,296)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,509	1,830	4,919
Net decrease in federal funds purchased	(256)	(2,244)	(2,389)
Advances from Federal Home Loan Bank	5,460	8,700	2,005
Repayment of advances from Federal Home Loan Bank	(1,862)	(922)	—
Proceeds from issuance of junior subordinated debt	—	5,000	—
Repurchase of common stock	—	(4)	(997)
Proceeds from exercise of stock options	88	9	10
Dividends paid	(366)	(168)	(166)

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,573	12,201	3,382

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,995)	5,454	(5,249)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22,620	17,166	22,415

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,625	$22,620	$17,166

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,221	$2,906	$3,985
Income taxes paid	760	766	757
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer of loan to other real estate owned	2,659	—	—

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

      Organization. EvergreenBancorp, Inc. (“Bancorp”) was formed February 9, 2001 and is a Washington corporation chartered as a bank holding company. Bancorp holds all of the issued and outstanding shares of EvergreenBank (“the Bank”). As further discussed in Note 8, EvergreenBancorp Capital Trust I (the “Trust”) had previously been consolidated with the Company and is now reported separately. The consolidated entities are collectively referred to as “the Company.” The Bank is a Washington state chartered financial institution established in 1971 that engages in general commercial and consumer banking operations. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

      The Bank offers a broad spectrum of personal and business banking services, including commercial, consumer, and real estate lending. The Bank’s offices are centered in the Puget Sound region in the Seattle, Lynnwood, Bellevue, and Federal Way communities.

      While the Company’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable segment.

      Holding Company Information. The Bank became a wholly owned subsidiary of the Bancorp on June 20, 2001 in accordance with the Plan and Agreement of Reorganization and Merger dated February 14, 2001, which provided that each share of the Bank’s common stock be exchanged for an equal number of shares of the common stock of the Bancorp. This was treated as an internal reorganization; accordingly, the capital accounts of the Bank as of June 20, 2001 were carried forward, without change, as the capital accounts of the Bancorp.

      Principles of Consolidation and Use of Estimates. The accompanying consolidated financial statements include the combined accounts of the Bancorp and the Bank. Significant intercompany balances and transactions have been eliminated.

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

      Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, cash items, clearings and exchanges, amounts due from correspondent banks, interest-bearing deposits in other financial institutions, and federal funds sold. Federal funds sold generally mature within one to four days from the transaction date.

      Securities. Securities are classified as held-to-maturity when the Company has the ability and management has the positive intent to hold those securities to maturity. Accordingly they are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method. Securities classified as available-for-sale are reported at fair value, with the net unrealized gains or losses, net of tax, reported in other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains or losses on securities sold are based on the net proceeds and adjusted book values of the securities sold, using the specific identification method. Other securities, such as Federal Home Loan Bank stock, are carried at cost.

      Interest income includes amortization of purchase premium or discount. Securities are written down to fair value when a decline in fair value is not temporary.

      Loans. Loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred fees net of deferred direct incremental loan origination costs, is amortized to

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest income generally over the contractual life of the loan using an interest method or the straight-line method if not materially different. Loans are classified according to the purpose of the loan and the use of loan proceeds. Interest on loans is calculated using the simple interest method on the daily balance of the principal amount outstanding.

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

      Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

      The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

      A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

      Premises and Equipment. Premises and equipment include leasehold improvements and are stated at cost, less accumulated depreciation and amortization on the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases. The Company leases the premises upon which it conducts business. Furniture and equipment are leased as needed by the Company under a master lease. Maintenance, repairs, taxes, and insurance are charged to noninterest expense.

      Foreclosed Assets. Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

      Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

      Comprehensive Income. Comprehensive income includes both net income and other comprehensive income elements, including the change in unrealized gains and losses on securities available-for-sale, net of income tax.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Postretirement Health Care Benefits. The liability for postretirement benefits is reported by recognizing the expense for such benefits over the period services are rendered by employees.

      Fair Values of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

      Loan Commitments and Related Financial Instruments. Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with FASB Interpretation No. 45 are recorded at fair value.

      Derivative Instruments and Hedging Activities. The Company has adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement was adopted to reclassify certain securities from held-to-maturity to available-for-sale, as permitted. The Company does not currently participate in derivative or hedging activities.

      Loss Contingencies. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

      Stock-Based Compensation. Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standard Statement No. 123, Accounting for Stock-Based Compensation. Certain adjustments were made to the pro forma calculations in prior years to be consistent with the current year presentation. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

	2003	2002	2001

	(In thousands,
	except per share data)
Net income as reported	$1,036	$1,343	$1,240
Deduct: Stock-based compensation expense determined under fair value based method	49	38	28

Pro forma net income	$987	$1,305	$1,212

Basic earnings per share as reported	$0.87	$1.14	$1.02
Pro forma basic earnings per share	0.83	1.10	0.99
Diluted earnings per share as reported	$0.86	$1.13	$1.02
Pro forma diluted earnings per share	0.82	1.09	0.99

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair value of individual options granted was $3.03, $3.68, and $3.79 in 2003, 2002, and 2001. The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2003	2002	2001

Risk-free interest rate	3.00%	4.64%	5.21%
Expected option life	7.50 years	7.50 years	7.38 years
Expected stock price volatility	12%	13%	22%
Dividend yield	1.1%	1.1%	1.7%

      Earnings Per Share. Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

      Adoption of New Accounting Standards. During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

      Dividend Restriction. Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the Bank to the Bancorp or by the Bancorp to the stockholders.

      Reclassifications. Certain items in prior years’ financial statements have been reclassified to conform with the current year’s presentation. These reclassifications did not change previously reported stockholders’ equity or net income.

Note 2: Restrictions on Cash and Due from Banks

      Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances with the Federal Reserve Bank. The amounts of such balances at December 31, 2003 and 2002 were approximately $996,000 and $589,000, respectively.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3: Securities

      The fair value of securities available-for-sale and the related unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

DECEMBER 31, 2003
U.S. agencies	$8,481	$30	$(49)
States and political subdivisions	3,567	49	(4)
Mortgage-backed securities and collateralized mortgage obligations	9,812	38	(49)
AMF Adjustable Rate Mortgage Fund	16,586	—	(91)
Federal Home Loan Bank stock	1,372	—	—

Total securities available-for-sale	$39,818	$117	$(193)

DECEMBER 31, 2002
U.S. agencies	$3,032	$32	$—
States and political subdivisions	2,123	30	(2)
Mortgage-backed securities and collateralized mortgage obligations	11,843	77	—
AMF Adjustable Rate Mortgage Fund	5,397	10	—
Federal Home Loan Bank stock	1,299	—	—

Total securities available-for-sale	$23,694	$149	$(2)

      The scheduled maturities of securities available-for-sale at December 31, 2003, were as follows (in thousands):

Fair
Value

Due in one year or less	$507
Due after one year through five years	5,026
Due after five years through ten years	6,515

Total	12,048
AMF Adjustable Rate Mortgage Fund	16,586
Mortgage-backed securities and collateralized mortgage obligations	9,812
Federal Home Loan Bank stock	1,372

Total	$39,818

      Sales of securities available-for-sale were as follows (in thousands):

	2003	2002	2001

Proceeds	$5,433	$5,000	$5,699
Gross gains	56	10	118
Gross losses	—	—	—

      Securities with an estimated carrying value of $1,511,000 and $1,028,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is required to maintain a minimum investment in the stock of the Federal Home Loan Bank of Seattle (“FHLB”) based on certain percentages of outstanding mortgage loans or advances from FHLB. At December 31, 2003, the minimum required investment was $843,000, which the Company exceeded. Dividend income from the Federal Home Loan Bank stock was $74,000, $76,000, and $81,000 for 2003, 2002, and 2001, respectively.

      At December 31, 2003, there are no securities that have carried unrealized losses for more than one year. All unrealized losses are considered temporary and are due to fluctuations in interest rates for similar type issuances.

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

      Loans at December 31 consisted of the following (in thousands):

	2003	2002

Commercial	$53,770	$47,603
Real estate mortgage	60,934	53,318
Real estate construction	10,911	5,574
Consumer	12,778	14,842
Other including overdrafts	75	172

Total	$138,468	$121,509

      Loans at December 31, 2003, by maturity or repricing date were as follows (in thousands):

	Fixed	Variable
	Rate	Rate	Total

Due in one year or less	$6,301	$60,433	$66,734
Due after one year through five years	37,537	25,578	63,115
Due after five years	7,576	931	8,507

Total	$51,414	$86,942	138,356

Loans on which the accrual of interest has been discontinued			112

Total			$138,468

      Unamortized deferred loan fees net of unamortized origination costs were $637,000 and $479,000 at December 31, 2003 and 2002, respectively.

      The aggregate amount of loans serviced for others, including loan participations and the sold portion of U.S. government guaranteed loans, was $7,454,000 at December 31, 2003 and $9,435,000 at December 31, 2002.

      At December 31, 2003 and 2002, loans aggregating $19,026,000 and $16,253,000, respectively, were reported as available as collateral for the advances from the Federal Home Loan Bank of Seattle, as described in Note 8.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Loans to principal officers, directors, and their affiliates in 2003 were as follows.

Beginning balance	$1,138
Repayments	(107)
Additions	751

Ending balance	$1,782

Note 5: Allowance for Loan Losses

      Changes in the allowance for loan losses were as follows (in thousands):

	2003	2002	2001

Balance at January 1	$1,690	$1,498	$1,323
Recoveries credited to the allowance	45	53	57
Provision for loan losses	233	330	479
Loans charged off	(332)	(191)	(361)

Balance at December 31	$1,636	$1,690	$1,498

      A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:

	2003	2002

Impaired loans for which no allowance for loan losses was allocated	$58	$185
Impaired loans with an allocation of the allowance for loan losses	54	587

Total	$112	772

Amount of the allowance for loan losses allocated	$11	$45

	2003	2002	2001

Average of impaired loans during the year	$832	$816	$354
Interest income recognized during impairment	—	—	—
Cash-basis interest income recognized	—	—	—

      Nonperforming loans at December 31 were as follows (in thousands):

	2003	2002

Loans past due 90 days or more and still accruing	$531	$27
Loans accounted for on a nonaccrual basis	112	772
If interest on these nonaccrual loans had been recognized, such income would have been	9	68

      Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6: Premises and Equipment

      Premises and equipment at December 31 consisted of the following (in thousands):

	2003	2002

Equipment and furniture	$3,405	$2,839
Leasehold improvements	2,040	1,714
Accumulated depreciation and amortization	(2,976)	(2,379)

Total	$2,469	$2,174

      Depreciation expense amounted to $597,000, $492,000, and $369,000 for 2003, 2002, and 2001, respectively.

Note 7: Deposits

      The average rate paid on deposits was 1.42% for 2003 and 2.20% for 2002. Time certificates of deposit in denominations of $100,000 or more aggregated $21,894,000 and $12,140,000 at December 31, 2003 and 2002, respectively, including $9,800,000 of public funds from the State of Washington at December 31, 2003. Interest expense on time deposits of $100,000 or more in 2003, 2002, and 2001 was $298,000, $505,000, and $1,132,000, respectively.

      The scheduled maturities of certificates of deposits at December 31, 2003, were as follows (in thousands):

2004	$35,464
2005	6,530
2006	3,685
2007	208

Total	$45,887

Note 8:	Federal Funds Purchased, Advances from Federal Home Loan Bank (“FHLB”) and Junior Subordinated Debt

      The daily average amount outstanding for federal funds purchased was $3,054,000 for 2003 and $4,721,000 for 2002. The weighted average interest rate was 0.66% during 2003 and 1.19% during 2002. The weighted average interest rate at December 31 was 0.50% for 2003 and .80% for 2002. The maximum amount outstanding at the end of any month was $4,666,000 during 2003 and $7,951,000 during 2002.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advances from the FHLB are summarized as follows:

	December 31,

	2003		2002

	Weighted		Weighted
	Average Rate	Amount	Average Rate	Amount

Advances from the FHLB due
2003	—%	$—	2.70%	$1,000
2004	1.57	3,450	3.40	500
2005	4.68	4,054	4.16	3,504
2006	4.84	2,880	5.18	2,505
2007	4.17	2,811	4.17	3,274
2008	3.37	1,186	—	—
2009	4.57	1,000	4.57	1,000

Total	3.81%	$15,381	4.26%	$11,783

      These advances were collateralized in aggregate, as provided for in the Advance Security and Deposit Agreement with the FHLB, by FHLB stock owned, deposits with the FHLB, qualifying first mortgage loans, and certain U.S. government agency securities. At December 31, 2003, approximately $1,600,000 of the advances have adjustable rates.

      In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (“the Trust”) a statutory trust formed under the laws of the State of Delaware and a wholly owned financing subsidiary of the Bancorp. In May 2002, Capital Trust issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Capital Trust, the Bancorp issued junior subordinated debentures to Capital Trust. The junior subordinated debentures are the sole assets of Capital Trust. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 3.50% (4.66% at December 31, 2003), provided that this rate cannot exceed 12.0% through June 30, 2007. The junior subordinated debentures will mature in 2032, at which time the preferred securities must be redeemed. The Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Capital Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs totaling $209,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

      Prior to 2003, the Trust was consolidated in the Company’s financial statements, with the trust preferred securities issued by the Trust reported in liabilities as “guaranteed preferred beneficial interests” and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the Trust is no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust, as these are no longer eliminated in consolidation. The effect of no longer consolidating the Trust does not change the amounts reported as the Company’s assets, liabilities, equity, or interest expense. Accordingly, the amounts previously reported as “guaranteed preferred beneficial interests” in liabilities have been recaptioned “junior subordinated debt” and continue to be presented in liabilities on the balance sheet.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On November 4, 2003, the Bancorp’s Board of Directors approved a 10% stock dividend payable on November 26, 2003 to stockholders of record as of November 14, 2003. The stock dividend also affected stock options previously granted and shares available for grant under the 2000 Stock Option Plan.

Note 10: Income Taxes

      Income tax expense for the years ended December 31 consisted of the following (in thousands):

	2003	2002	2001

Currently payable	$572	$708	$620
Deferred	(82)	(28)	(31)

Total	$490	$680	$589

      A reconciliation between the statutory federal income tax rates (maximum of 34%) and the effective income tax rate was as follows (in thousands):

	2003	2002	2001

Federal income tax at statutory rates	$519	$688	$622
Decrease in taxes resulting from tax-exempt interest income	(31)	(28)	(53)
Nondeductible expenses and other	2	20	20

Total	$490	$680	$589

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the deferred income tax asset included in other assets were as follows (in thousands):

	2003	2002

DEFERRED TAX ASSET
Provision for loan losses	$472	$480
Postretirement health care benefits	315	304
Unamortized loan fees, net of loan costs	217	75
Accrued vacation pay	80	75
Unrealized losses on securities available-for-sale	25	—

	1,109	934

DEFERRED TAX LIABILITY
Federal Home Loan Bank stock dividends	$(242)	$(217)
Depreciation	(171)	(128)
Unrealized gain on securities available-for-sale	—	(50)

	(413)	(395)

Net deferred income tax asset	$696	$539

Note 11: Stock Option Plan

      In April of 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation (the “2000 Plan”). In April of 2003, the shareholders of Bancorp approved an amendment to the 2000 Plan to increase the number of shares available under the plan by 66,000. The 2000 Plan currently provides for the grant of options to purchase up to 197,835 shares of common stock. Options available under the plan were adjusted for the July 2001 stock split, and the July 2002 and the November 2003 stock dividends. As of December 31, 2003, approximately 82,502 shares of common stock were available for future grant under the 2000 Plan.

      The 2000 Plan provides for the granting of non-qualified and incentive stock options to certain employees and directors. Non-qualified stock options granted to employees vest over a five-year period and expire after ten years from the date of grant. Nonqualified stock options granted to directors vest over a three-year period and expire after three years, three months from the date of grant.

      Stock option transactions were as follows:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of the year	86,104	$12.12	71,884	$11.55	41,460	$11.40
Granted	33,550	14.82	22,770	13.36	37,002	11.71
Exercised	(7,626)	11.48	(759)	11.40	(886)	11.40
Forfeited	(5,966)	13.84	(7,791)	11.55	(5,692)	11.57

Outstanding at the end of the year	106,062	$12.70	86,104	$12.12	71,884	$11.55

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Outstanding and exercisable stock options at year-end 2003 were as follows:

		Outstanding		Exercisable

			Weighted-
			Average		Weighted-
	Year of		Remaining		Average
Exercise Price	Grant	Number	Contractual Life	Number	Exercise Price

$14.82	2003	31,350	9.25 years	—	$14.82
$13.36	2002	22,133	8.30 years	4,431	13.36
$11.70	2001	27,108	7.07 years	10,887	11.70
$11.40	2000	25,471	6.81 years	16,294	11.40

Outstanding at year end		106,062	7.91 years	31,612	$11.79

Note 12: Earnings Per Share of Common Stock

      Basic earnings per share of common stock is computed on the basis of the weighted average number of common stock shares outstanding. Diluted earnings per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options. All computations of basic and diluted earnings per share are adjusted for the 2001 three-for-two stock split, the 2002 15% stock dividend, and the 2003 10% stock dividend.

      A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows (in thousands, except share and per share data):

	2003	2002	2001

INCOME (NUMERATOR):
Net Income	$1,036	$1,343	$1,240

SHARES (DENOMINATOR):
Weighted average number of common stock shares outstanding — basic	1,185,953	1,182,943	1,217,645
Dilutive effect of outstanding employee and director stock options	12,917	10,307	2,396

Weighted average number of common stock shares outstanding and assumed conversions — diluted	1,198,870	1,193,250	1,220,041

Basic earnings per share of common stock	$0.87	$1.14	$1.02

Diluted earnings per share of common stock	$0.86	$1.13	$1.02

Note 13: Retirement Benefits

      The Company participates in a multi-employer defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15% of gross salary per month. For the first 6%, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20% after two years of employment, and such contributions are 100% vested with five years of employment. The Company’s contributions to the plan for 2003, 2002, and 2001 were $266,000, $255,000, and $270,000, respectively. Specific plan asset and accumulated benefit information for the Company’s portion of the fund is not available. Under ERISA, a contributor to a multi-employer pension plan may be liable in the event of complete or partial withdrawal for the benefit payment guaranteed under ERISA, but there is no intention to withdraw.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also participates in multi-employer defined benefit postretirement health care plans that provide medical and dental coverage to directors and surviving spouses and to employees who retire after age 62 and 15 years of full-time service and their dependents. The medical and dental plans are noncontributory and nonfunded. Net periodic postretirement benefit cost under SFAS No. 106 was $145,000 in 2003, $167,000 in 2002, and $125,000 in 2001.

Note 14: Leases

      The Company leases premises and parking facilities for the Seattle and Lynnwood offices from PEMCO Mutual Insurance Company under leases expiring from March 31, 2004 to May 31, 2007. The Company leases the Bellevue and Federal Way office premises from other parties. These leases expire from June 30, 2008 to May 31, 2011. Furniture and equipment is leased from PEMCO Corporation. Total rental expense, including amounts paid under month-to-month cancelable leases, amounted to $556,000, $598,000, and $587,000 for 2003, 2002, and 2001, respectively.

      The future minimum rental commitments as of December 31, 2003, for all noncancelable leases are as follows:

2004	$508,000
2005	511,000
2006	525,000
2007	259,000
2008	143,000
Thereafter	289,000

Total	$2,235,000

Note 15: Agreements with Related Parties

      The Company shares common services and support activities with other companies located at PEMCO Financial Center. Those companies include PEMCO Insurance Company, PEMCO Mutual Insurance Company, PEMCO Life Insurance Company, PEMCO Foundation, Inc., PEMCO Corporation, PEMCO Technology Services, Inc., Public Employees Insurance Agency, Inc., and School Employees Credit Union of Washington. Such shared functions include human resources, employee benefits, marketing, and purchasing. Total costs associated with these shared services, amounted to $325,000 and $280,000 for 2003 and 2002, respectively.

      In addition, data processing expense for services provided by PEMCO Corporation, PEMCO Mutual Insurance Company, and PEMCO Technology Services, Inc. for 2003, 2002, and 2001 was $424,000, $356,000, and $327,000, respectively.

      At December 31, 2003, approximately 10.1% of the Company’s deposits are from other companies located at PEMCO Financial Center.

      Two of the members of the Boards of Directors of the Bancorp and the Bank are also minority directors of one or more of the other companies located at PEMCO Financial Center, except for the School Employees Credit Union of Washington.

Note 16: Commitments and Contingencies

      In the normal course of business, there are various commitments and contingent liabilities (such as guarantees, commitments to extend credit, letters of credit, and lines of credit) that are not presented in the

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company is not aware of any claims or lawsuits that would have a materially adverse effect on the financial position of the Company.

      The Company’s significant commitments and contingent liabilities at December 31 were as follows (in thousands):

	2003	2002

Lines of credit	$36,607	$30,871
Standby letters of credit and similar arrangements	195	150

Note 17: Fair Values of Financial Instruments

      The estimated fair values of the Company’s financial instruments at December 31 were as follows (in thousands):

	2003		2002

	Book	Fair	Book	Fair
	Value	Value	Value	Value

FINANCIAL ASSETS
Cash and cash equivalents	$10,625	$10,625	$22,620	$22,620
Securities available-for-sale	39,818	39,818	23,694	23,694
Net loans	136,832	136,710	119,819	120,196
Accrued interest receivable	641	641	663	663

FINANCIAL LIABILITIES
Deposits	$152,683	$152,663	$132,174	$132,568
Federal funds purchased and securities sold under agreements to repurchase	3,097	3,097	3,353	3,353
Advances from Federal Home Loan Bank	15,381	15,785	11,783	11,861
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	142	142	155	155

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

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

Note 18: Regulatory Capital Requirements

      The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital adequacy guidelines that involve quantitative measures of each entity’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

      The actual capital amounts (in thousands) and ratios of the Company and the Bank are presented in the table below.

					Minimum to Be
					Well Capitalized
			Minimum for		Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

DECEMBER 31, 2003
Total capital (to risk-weighted assets)
Consolidated	$23,178	15.19%	$12,209	8.00%	$15,262	10.00%
Bank	22,293	14.63	12,194	8.00	15,242	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	21,542	14.11	6,105	4.00	9,157	6.00
Bank	20,657	13.55	6,097	4.00	9,145	6.00
Tier 1 capital (to average assets)(1)
Consolidated	21,542	11.76	7,326	4.00	9,153	5.00
Bank	20,657	11.30	7,314	4.00	9,143	5.00

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Minimum to Be
					Well Capitalized
			Minimum for		Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

DECEMBER 31, 2002
Total capital (to risk-weighted assets)
Consolidated	$22,499	17.20%	$10,467	8.00%	$13,084	10.00%
Bank	22,071	16.87	10,467	8.00	13,084	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	20,863	15.95	5,234	4.00	7,850	6.00
Bank	20,438	15.62	5,234	4.00	7,850	6.00
Tier 1 capital (to average assets)(1)
Consolidated	20,863	12.78	6,530	4.00	8,162	5.00
Bank	20,438	12.53	6,527	4.00	8,158	5.00

(1)	Also referred to as the leverage ratio

Note 19: Condensed Financial Statements of Bancorp.

      The following are condensed balance sheets at December 31, 2003 and 2002 and the related condensed statements of income and cash flows for the year ended December 31, 2003 and 2002.

CONDENSED BALANCE SHEETS (in thousands):

	2003	2002

ASSETS:
Due from EvergreenBank	$532	$163
Investment in subsidiaries	20,698	20,689
Other assets	353	276

TOTAL ASSETS	$21,583	$21,128

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Stockholders’ equity	$16,583	$15,960
Junior subordinated debt	5,000	5,155
Other liabilities	0	13

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,583	$21,128

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF INCOME (in thousands):

	2003	2002	2001

INCOME:
Dividend from EvergreenBank	$886	$443	$75
EXPENSE:
Interest expense	240	166	—
Other expense	3	42	3

Income before income taxes and equity in undistributed income of subsidiary	643	235	72
Income tax benefit	83	72	1
Equity in undistributed income of subsidiary	310	1,036	551

NET INCOME	$1,036	$1,343	$624

CONDENSED STATEMENTS OF CASH FLOWS (in thousands):

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,036	$1,343	$624
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiary	(310)	(1,036)	(551)
Other changes, net	(79)	(55)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	647	252	73
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributed to subsidiary	—	(4,800)	—
Investment in EvergreenBancorp Capital Trust I	—	(155)	—

CASH FLOWS USED IN INVESTING ACTIVITIES	—	(4,955)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends	(366)	(168)	—
Repurchase of fractional shares	—	(4)	—
Proceeds from issuance of subordinated debts, net	—	4,946	—
Proceeds from exercise of stock options	88	9	10

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(278)	4,783	10

NET INCREASE IN CASH	369	80	83
CASH ON DEPOSIT WITH EVERGREENBANK AT BEGINNING OF YEAR	163	83	—

CASH ON DEPOSIT WITH EVERGREENBANK AT END OF YEAR	$532	$163	$83

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20: Selected Quarterly Data (Unaudited)

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
2003
Interest income	$2,610	$2,533	$2,574	$2,691
Net interest income	2,023	1,980	2,051	2,146
Net income	298	223	234	281
Basic earnings per share	0.25	0.19	0.20	0.24
Diluted earnings per share	0.25	0.19	0.19	0.23
2002
Interest income	$2,711	$2,729	$2,803	$2,806
Net interest income	2,043	2,064	2,096	2,134
Net income	301	335	350	357
Basic earnings per share	0.25	0.28	0.29	0.31
Diluted earnings per share	0.25	0.28	0.29	0.30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in the reports the Company is required to file and submit to the SEC under the Exchange Act.

      There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding directors and executive officers is included in Bancorp’s Proxy Statement for its 2004 Annual Meeting of Shareholders (the “Proxy Statement”) under the heading “Election of Directors — Information with Respect to Nominees and Directors Whose Terms Continue,” “Executive Officers,” and “Compliance with Section 16(a) Filing Requirements” and is incorporated herein by reference. References within the Proxy Statement to “the Company” refer only to Bancorp.

      Bancorp’s board of directors has determined that Carole J. Grisham, Bancorp’s Audit Committee Chair, is an audit committee financial expert as described in Item 401(h)(2)-(3) of Regulation S-K. Ms. Grisham is independent of management, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

      Bancorp has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and any persons performing similar functions. A copy of Bancorp’s Code of Ethics for Senior Financial Officers can be found as an exhibit to this annual report.

Item 11.	Executive Compensation

      Information concerning compensation of executive officers and directors is included in Bancorp’s Proxy Statement under the headings “Meetings and Committees of the Board of Directors — Compensation of Directors” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is included in Bancorp’s Proxy Statement under the headings “Security Ownership — Directors and Executive Officers” and “Beneficial Owners” and is incorporated herein by reference.

      Information concerning equity compensation plan information is included in the section entitled “Equity Compensation Plan Information” in Bancorp’s Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is included in Bancorp’s Proxy Statement under the heading entitled “Transactions with Directors, Executive Officers And Associates” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information regarding the fees Bancorp paid to its independent accountants, Crowe Chizek and Company LLC, during 2003 is included in Bancorp’s Proxy Statement under the heading “Auditors” and the information included therein is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

      The financial statements required by Item 8 of this report are filed as part of this report.

(a)(2)	Financial Statement Schedules

      All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

(b)	Reports on Form 8-K

      Bancorp did not file any reports on Form 8-K during the fourth quarter 2003.

      Bancorp furnished a Current Report on Form 8-K with the SEC dated November 5, 2003, under Item 12 “Results of operations and financial condition,” announcing its earnings for the third quarter 2003. A copy of the October 29, 2003 press release issued by Bancorp was attached to that form as Exhibit No. 99.1.

      Bancorp furnished a Current Report on Form 8-K with the SEC dated November 26, 2003, under Item 12 “Results of operations and financial condition,” furnishing copies of the following items attached thereto as Exhibit Nos. 99.1, 99.2, and 99.3, respectively: President’s Letter to Shareholders re Third Quarter Results; Consolidated Statements of Income (Unaudited); and Consolidated Balance Sheets (Unaudited).

      (c) Exhibits

Exhibit No.		Description

3	.1(1)	Restated Articles of Incorporation of Registrant dated July 25, 2001
3	.2(1)	Bylaws of Registrant dated February 14, 2001
10	.1(2)	2000 Stock Option Plan dated February 17, 2000 and adopted by Registrant effective June 20, 2001
10	.2(2)	Incentive Stock Option Letter Agreement
10	.3(2)	Nonqualified Stock Option Letter Agreement
10	.4(2)	Directors Nonqualified Stock Option Letter Agreement
10	.5(1)	PEMCO Deferred Compensation Plan dated as of December 17, 1998 and adopted by Registrant effective June 20, 2001
10	.6(1)	PEMCO Directors’ Deferred Compensation Plan dated as of December 17, 1998 and adopted by Registrant effective June 20, 2001
14		Code of Ethics for Senior Financial Officers
21		Subsidiaries of the Registrant
23.1		Independent Auditors’ Consent — Crowe Chizek and Company LLC
23.2		Independent Auditors’ Consent — John L. O’Brien & Company, PLLC
31.1		Certification of Chief Executive Officer of Registrant required by Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer of Registrant required by Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer of Registrant required by 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer of Registrant required by 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits 3.1, 3.2, 10.2 and 10.3, respectively, of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2)	Incorporated by reference to Exhibits 99.1, 99.2, 99.3 and 99.4, respectively, of Registrant’s Registration Statement on Form S-8 (Reg. No. 333-67956) filed August 20, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of March, 2004.

EVERGREENBANCORP, INC.

By:	/s/ GERALD O. HATLER

Gerald O. Hatler
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 18th day of March, 2004.

Signature	Title

/s/ GERALD O. HATLER Gerald O. Hatler	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM G. FILER II William G. Filer II	Sr. Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ RICHARD W. BALDWIN Richard W. Baldwin	Director

/s/ C. DON FILER C. Don Filer	Director

/s/ CAROLE J. GRISHAM Carole J. Grisham	Director

/s/ ROBERT J. GROSSMAN Robert J. Grossman	Director

/s/ J. THOMAS HANDY J. Thomas Handy	Director

/s/ ROBERT W. HOWISEY Robert W. Howisey	Director

/s/ STAN W. MCNAUGHTON Stan W. McNaughton	Director

/s/ RUSSEL E. OLSON Russel E. Olson	Director