Form 10-Q
period 2004-03-31
EVERGREENBANCORP INC
filed 2004-05-14
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

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

Yes ☒      No ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

Yes ☐      No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding as of May 10, 2004: 1,192,326 shares
No Preferred Stock was issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003
(in thousands, except per share data)

	March 31,	December 31,
	2004	2003
Assets
Cash and cash equivalents
Cash and due from banks	$6,617	$9,701
Federal funds sold	9,746	924

Total cash and cash equivalents	16,363	10,625
Securities available for sale	36,130	39,818
Loans
Loans	138,480	138,468
Allowance for loan losses	(1,664)	(1,636)

Net loans	136,816	136,832
Premises and equipment	2,352	2,469
Other real estate owned	2,527	2,659
Accrued interest and other assets	1,963	2,153

Total assets	$196,151	$194,556

Liabilities
Deposits
Noninterest bearing	$46,156	$47,132
Interest bearing	109,927	105,551

Total deposits	156,083	152,683
Federal funds purchased	2,761	3,097
Advances from Federal Home Loan Bank	13,565	15,381
Accrued expenses and other liabilities	1,809	1,812
Junior subordinated debt	5,000	5,000

Total liabilities	179,218	177,973
Stockholders’ equity
Preferred stock:
No par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus:
No par value; 15,000,000 shares authorized; 1,192,326 shares issued at March 31, 2004; 1,190,366 shares at December 31, 2003	15,882	15,854
Retained earnings	968	778
Accumulated other comprehensive income (loss)	83	(49)

Total stockholders’ equity	16,933	16,583

Total liabilities and stockholders’ equity	$196,151	$194,556

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three months ended March 31, 2004 and 2003
(in thousands, except per share data)

	2004	2003
Interest income
Loans, including fees	$2,436	$2,347
Federal funds sold and other	4	37
Securities available for sale	285	226

Total interest income	2,725	2,610
Interest expense
Deposits	323	385
Federal funds purchased	3	8
Advances from Federal Home Loan Bank	147	133
Junior subordinated debt	59	61

Total interest expense	532	587

Net interest income	2,193	2,023
Provision for loan losses	60	3

Net interest income after provision for loan losses	2,133	2,020
Noninterest income
Service charges on deposit accounts	229	203
Net merchant credit card processing	45	42
Gain on sale of available-for-sale securities	15	—
Other noninterest income	160	167

Total noninterest income	449	412
Noninterest expense
Salaries and employee benefits	1,052	1,018
Occupancy and equipment	331	300
Other real estate owned expense	132	—
Other noninterest expense	642	671

Total noninterest expense	2,157	1,989

Income before income tax expense	425	443
Income tax expense	139	145

Net income	$286	$298

Basic earnings per share of common stock	$0.24	$0.25
Diluted earnings per share of common stock	$0.24	$0.25
Total comprehensive income	$418	$326

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended March 31, 2004, and 2003 (in thousands, except share and per share data):

				Accumulated
		Common		other
	Common	stock		comprehen-	Total stock-
	stock	and	Retained	sive	holders'
	shares	surplus	earnings	income	equity
Balance at January 1, 2003	1,075,461	$13,597	$2,266	$97	$15,960
Comprehensive income
Net income	—	—	298	—	298
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $10	—	—	—	28	28

Total comprehensive income					326
Cash dividends ($.20 per share)	—	—	(215)	—	(215)
Exercise of stock options	1,164	15	—	—	15

Balance at March 31, 2003	1,076,625	$13,612	$2,349	$125	$16,086

				Accumulated
		Common		other
	Common	stock		comprehen-	Total stock-
	stock	and	Retained	sive	holders'
	shares	surplus	earnings	income	equity
Balance at January 1, 2004	1,190,366	$15,854	$778	$(49)	$16,583
Comprehensive income
Net income	—	—	286	—	286
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $70	—	—	—	132	132

Total comprehensive income					418
Cash dividends ($.08 per share)	—	—	(96)	—	(96)
Exercise of stock options	1,960	28	—	—	28

Balance at March 31, 2004	1,192,326	$15,882	$968	$83	$16,933

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2004, and 2003
(in thousands, except share and per share data)

	March 31,	March 31,
	2004	2003
Cash flows from operating activities
Net income	$286	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117	140
Provision for loan losses	60	3
Net amortization of premium on securities	14	32
Gain from sale of available-for-sale securities	(15)	—
Write down of other real estate owned	132	—
Federal Home Loan Bank stock dividends	(14)	(22)
Dividends reinvested	(81)	(45)
Other changes, net	122	(170)

Net cash provided by operating activities	621	236
Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	2,515	510
Purchases of securities available for sale	—	(11,000)
Proceeds from calls and prepayments of securities available for sale	1,471	3,192
Net decrease (increase) in loans	(44)	6,735
Purchases of premises and equipment	—	(100)

Net cash provided by (used in) investing activities	3,942	(663)
Cash flows from financing activities
Net increase in deposits	3,400	639
Net increase (decrease) in federal funds purchased	(336)	1,093
Repayment of advances from Federal Home Loan Bank	(1,816)	(215)
Proceeds from exercise of stock options	23	15
Dividends paid	(96)	(215)

Net cash provided by financing activities	1,175	1,317

Net increase in cash and cash equivalents	5,738	890
Cash and cash equivalents at beginning of year	10,625	22,620

Cash and cash equivalents at end of period	$16,363	$23,510

See accompanying notes to unaudited consolidated financial statements

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION

Note 1: Basis of presentation and accounting policies

The accompanying unaudited condensed consolidated financial statements include the accounts of EvergreenBancorp, Inc. (“Bancorp”) and its wholly owned subsidiary, EvergreenBank (the “Bank”) (collectively referred to as the “Company”). In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (the “Trust”) to raise capital through a trust preferred securities offering. Prior to 2003, the Trust was consolidated in the Company’s financial statements. Under new accounting guidance, the Trust is no longer consolidated with the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2003, filed by the Company with the United States Securities and Exchange Commission.

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

Principles of consolidation: The accompanying condensed consolidated financial statements include the combined accounts of Bancorp and the Bank for all periods reported. All significant intercompany balances and transactions have been eliminated.

Critical accounting policies and use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified certain policies as being particularly sensitive in terms of judgments and the extent to which estimates are used. These policies relate to the determination of the allowance for loan losses on loans, other real estate owned, and the fair value of financial instruments and are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, estimates and assumptions, material differences in the results of operations or financial condition could result.

Newly issued accounting pronouncements

In January 2003, the Emerging Issues Task Force (“EITF”) began a project to provide additional guidance on when a market value decline on debt and marketable equity securities should be considered other-than-temporary. Currently, declines in market value that are considered to be other-than-temporary require that a loss be recognized through the income statement. The EITF issued additional guidance in March 2004 establishing criteria for recognition and measurement under this pronouncement to be effective for reporting periods beginning after June 15, 2004.

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

	2004	2003
Net income as reported	$286	$298
Deduct: Stock-based compensation expense determined under fair value based method	12	11

Pro forma net income	$274	$287
Basic earnings per share as reported	$0.24	$0.25
Pro forma basic earnings per share	$0.23	$0.24
Diluted earnings per share as reported	$0.24	$0.25
Pro forma diluted earnings per share	$0.23	$0.24

Note 2: Stock dividend

On November 26, 2003, the Company effected a 10% stock dividend. All references to number of shares issued and outstanding (basic and diluted) and earnings per share, for all periods presented have been restated as if the stock dividend had actually occurred on January 1, 2003.

Note 3: Stock options

During the first quarter of 2004, no stock options were granted and there were 1,960 options exercised. The total stock options outstanding were 104,102 at March 31, 2004 with exercise prices ranging between $11.40 and $14.82 and expiration dates between October 23, 2010 and March 25, 2013. All options are granted at market value as of date of grant.

Note 4: Securities available for sale

Investment securities available for sale include $9,447,000 in mortgage-backed securities at March 31, 2004. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from Federal Home Loan Bank of Seattle. Investment securities available for sale also include the AMF Adjustable Rate Mortgage Fund with a fair market value of $14,667,000 at March 31, 2004.

Note 5: Junior subordinated debt

In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (“the Trust”) a statutory trust formed under the laws of the State of Delaware and a wholly owned financing subsidiary of the Bancorp. In May 2002, the Trust issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by the Trust, the Bancorp issued junior subordinated debentures to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 3.50% (4.61% at March 31, 2004), provided that this rate cannot exceed 12.0% through June 30, 2007. The junior subordinated debentures will mature in 2032, at which time the preferred securities must be redeemed. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs totaling $209,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

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

Note 6: Earnings per share

Basic earnings per share of common stock is computed on the basis of the weighted average number of common stock shares outstanding adjusted for the 2003 10% stock dividend. Diluted earnings per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows.

	Three months ended March 31,
(in thousands, except share and per share data):	2004	2003

Income (numerator):
Net income	$286	$298

Income (denominator):
Weighted average number of common stock shares outstanding — basic	1,191,898	1,183,985
Dilutive effect of outstanding employee and director stock options	20,312	10,372

Weighted average number of common stock shares outstanding and assumed conversion — diluted	1,212,210	1,194,357

Basic earnings per share of common stock	$0.24	$0.25
Diluted earnings per share of common stock	$0.24	$0.25

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

The following discussion contains a review of the consolidated operating results and financial condition of the Company for the first quarter of 2004. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same period in 2003 and to the previous year ended December 31, 2003. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Net Income

Three months ended March 31, 2004 and 2003

For the first quarter of 2004, the Company reported net income of $286,000 compared to $298,000 for the first quarter of 2003, a decrease of 4.03 percent. The decrease of $12,000 was primarily attributable to a write down of other real estate owned and an increased provision for loan losses in 2004. These items were substantially offset by an increase in net interest income of $170,000. Basic and diluted earnings per common share were $0.24 for the first quarter of 2004 compared to $0.25 for the same period one year ago.

For the first quarter of 2004, return on average common equity and return on average assets was 6.79 percent and .60 percent respectively, compared to 7.57 percent and 0.71 percent, respectively, for the same period one year ago.

Net Interest Income and Net Interest Margin

The Company’s principal source of earnings is net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. Several factors can contribute to changes in net interest income, such as changes in average balances or in the rates on earning assets and rates paid for interest bearing liabilities, the level of noninterest bearing deposits, and the level of nonaccrual loans.

Net interest income before the provision for loan losses was $2,193,000 for the first quarter of 2004, compared to $2,023,000 for the same period in 2003, an increase of 8.40 percent.

The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 5.07 percent for the first three months of 2004 compared to 5.25 percent for the same period one year ago. The weighted average yield on interest earning assets was 6.26 percent for the first three months of 2004, a decrease of 7.4 percent, compared to 6.76 percent in the first quarter of 2003. Interest expense as a percentage of average earning assets was 1.22 percent for the first three months of 2004, a decrease of 19.2 percent compared to 1.51 percent in the first quarter of 2003.

Interest income for the three months ended March 31, 2004 was $2,725,000 compared to $2,610,000 for the three months ended March 31, 2003, an increase of $115,000, or 4.41 percent. This increase was primarily attributable to an increase in the average balance of interest earning assets of $17,208,000 offset by a decrease in the average yield on interest earning assets.

Interest expense for the three months ended March 31, 2004 was $532,000 compared to $587,000 for the three months ended March 31, 2003, a decrease of $55,000 or 9.37 percent. This was primarily due to a decrease in the average rate paid on interest bearing liabilities, partially offset by an increase in the average balance of interest bearing liabilities of $14,133,000.

Noninterest Income/Expense

Noninterest income in the first quarter of 2004 was $449,000 compared to $412,000 in the same quarter of 2003, an increase of $37,000 or, 8.98 percent. The increase was primarily attributable to increased service fees on deposit accounts due to overall growth in the deposit base and gain on the sale of securities.

Noninterest expense was $2,157,000 in the first quarter of 2004, compared to $1,989,000 in the same quarter of 2003, an increase of $168,000, or 8.45 percent. The increase was largely due to a write down of other real estate owned of $132,000. The write down was recorded to recognize the anticipated proceeds from the sale of the real estate that was foreclosed late in the fourth quarter of 2003. The sale is pending and expected to close in the second quarter of 2004. Additionally, the company realized an increase in occupancy and equipment costs associated with the Federal Way branch that was opened in the third quarter of 2003.

Provision and Allowance for Loan Losses

The provision for loan losses was $60,000 for the first quarter of 2004 compared to $3,000 for the same quarter of 2003.

At March 31, 2004, the allowance for loan losses was $1,664,000 compared to $1,636,000 at December 31, 2003. The ratio of the allowance to total loans outstanding was 1.20 percent at March 31, 2004, and 1.18 percent at December 31, 2003.

Management evaluates the adequacy of the allowance for loan losses on a monthly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, loan commitments outstanding and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at March 31, 2004, there can be no assurance that such losses will not exceed estimated amounts.

While management is encouraged by recent indications of an improving national economy, local economic conditions could still adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in problem assets, delinquencies and losses on loans.

FINANCIAL CONDITION

Loans

At March 31, 2004, loans totaled $138,480,000, nearly equivalent to the December 31, 2003 total of $138,468,000.

At March 31, 2004, the Bank had $74,480,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of March 31, 2004 and December 31, 2003:

Types of Loans

	March 31,	December 31,
	2004	2003
(in thousands)

Commercial	$50,928	$53,770
Real estate:
Commercial	52,645	48,963
Construction	12,206	10,911
Residential 1-4 family	9,629	11,971
Consumer and other	13,072	12,853

Total	$138,480	$138,468

Allocation of the Allowance for Loan Losses

In the following table, the allowance for loan losses at March 31, 2004 and December 31, 2003 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations.

The analysis of the allowance for loan losses should not be interpreted as an indication that chargeoffs will occur in these amounts or proportions, or that the allocation indicates future chargeoff trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

	March 31,	% of loans in	December 31,	% of loans in
	2004	each category	2003	each category
(in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial	$865	37%	$885	39%
Real estate:
Commercial	454	38	436	35
Construction	126	9	110	8
Residential 1-4 family	9	7	9	9
Consumer and other	210	9	196	9

Total	$1,664	100%	$1,636	100%

% of Loan portfolio	1.20%		1.18%

Analysis of Allowance for Loan Losses

The following table summarizes transactions in the allowance for loan losses and details the chargeoffs, recoveries and net loan losses by loan category.

	Three months ended	Three months ended
(in thousands)	March 31, 2004	March 31, 2003
Beginning Balance	$1,636	$1,690
Chargeoffs
Commercial	0	27
Real estate:
Commercial	0	0
Construction	0	0
Residential 1-4 family	0	91
Consumer and other	35	20

Total chargeoffs	$35	$138
Recoveries
Commercial	$2	$3
Real estate:
Commercial	0	20
Construction	0	0
Residential 1-4 family	0	0
Consumer and other	1	2

Total Recoveries	$3	$25

Net chargeoffs/(recoveries)	$32	$113
Provision	60	3

Ending balance	$1,664	$1,580

Investments

At March 31, 2004, investments totaled $36,130,000, a decrease of $3,688,000 or 9.3 percent from $39,818,000 at December 31, 2003. The decrease in investments was primarily due to sales, maturities and prepayments of securities.

Other Real Estate Owned

At March 31, 2004, other real estate owned totaled $2,527,000, a decrease of $132,000 from the balance at December 31, 2003. The balance consisted of one residential property acquired in foreclosure in the fourth quarter of 2003. The decrease in the balance from December 31, 2003 is due to the write down that was recognized in the first quarter and is based on a pending sale expected to close in the second quarter of 2004.

Deposits

At March 31, 2004, total deposits were $156,083,000, compared to $152,683,000 at December 31, 2003. This represents a 2.23 percent increase from December 31, 2003. Non-interest bearing deposits totaled $46,156,000 at March 31, 2004 compared to $47,132,000 at December 31, 2003, a decrease of $976,000 or 6.9 percent. Interest bearing deposits totaled $109,927,000, an increase of $4,376,000 or 4.1 percent at December 31, 2003.

Borrowings

At March 31, 2004, the Bank’s Federal Home Loan Bank borrowings were $13,565,000, compared to $15,381,000 at December 31, 2003. This represents an 11.81 percent decrease from December 31, 2003 and is due to the regular repayment of maturing and amortizing advances. Due to increased liquidity, these advances were not replaced.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $16,933,000 at March 31, 2004, an increase of $350,000 or 2.11 percent over December 31, 2003. This increase in stockholders equity is a result of net income of $286,000, and an increase in accumulated other comprehensive income of $132,000, which resulted from fluctuations in the market value of available for sale securities. These items were offset by dividends of $96,000, or $.08 per share.

Book value per share was $14.20 at March 31, 2004 compared to $13.93 at December 31, 2003. Book value per share is calculated by dividing total equity by total shares outstanding.

The following table displays the capital ratios at March 31, 2004 and December 31, 2003 for Bancorp and the Bank. As the table illustrates, the capital ratios exceed those required to be considered well-capitalized.

Minimum to Be
			Minimum for		Well Capitalized
			Capital		Under the Prompt
			Adequacy		Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2004
Total Capital (to risk-weighted assets)
EvergreenBancorp	$23,461	15.38%	$12,286	8.00%	$15,358	10.00%
EvergreenBank	22,593	14.71%	12,290	8.00%	15,362	10.00%
Tier 1 Capital

					Minimum to Be
			Minimum for		Well Capitalized
			Capital		Under the Prompt
			Adequacy		Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(to risk-weighted assets)
EvergreenBancorp	21,797	14.18%	6,143	4.00%	9,215	6.00%
EvergreenBank	20,929	13.62%	6,145	4.00%	9,217	6.00%
Tier 1 Capital (to average assets)
EvergreenBancorp	21,797	11.36%	7,678	4.00%	9,597	5.00%
EvergreenBank	20,929	11.16%	7,504	4.00%	9,380	5.00%
December 31, 2003
Total Capital (to risk-weighted assets)
EvergreenBancorp	23,178	15.19%	12,209	8.00%	15,262	10.00%
EvergreenBank	22,293	14.63%	12,194	8.00%	15,242	10.00%
Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	21,542	14.11%	6,105	4.00%	9,157	6.00%
EvergreenBank	20,657	13.55%	6,097	4.00%	9,145	6.00%
Tier 1 Capital (to average assets)
EvergreenBancorp	21,542	11.76%	7,326	4.00%	9,153	5.00%
EvergreenBank	20,657	11.30%	7,314	4.00%	9,143	5.00%

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

At March 31, 2004, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $40,924,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.

For additional information regarding off-balance sheet items, refer to Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2003.

The following table summarizes the Company’s significant contractual obligations and commitments at March 31, 2004:

	Within			After
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Federal Home Loan Bank Advances	$1,850	$9,530	$1,185	$1,000	$13,565
Junior subordinated debt				5,000	5,000
Operating Leases	512	1,043	298	260	2,113
Purchase obligations	90				90
Total	$2,452	$10,573	$1,483	$6,260	$20,768

Purchase obligations are primarily contracts with vendors to provide services, such as information processing. For discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 8, “Federal Funds Purchased, Advances from Federal Home Loan Bank (“FHLB”) and Junior Subordinated Debt” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2003.

Liquidity

Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liability management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.

In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. More than forty percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings, and planned cash flows, maturities and sales of investments and loans.

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended March 31, 2004 and 2003. See the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2003 for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The latest available analysis of the potential impact of rate on net interest income is indicated in the table below.

Net interest income analysis (as of December 31, 2003):

     Rate changes in basis points (bp) = 1/100 of 1%.

	ANNUALIZED DOLLAR CHANGE
IMMEDIATE RATE CHANGE	IN NET INTEREST INCOME	PERCENT CHANGE
+100bp	$190	2.23%
+ 50bp	95	1.12
- 50bp	(184)	(2.16)
-100bp	(367)	(4.31)

The table above indicates that the effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by an estimated 2.23 percent or approximately $190,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 4.31 percent or approximately $367,000.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e)

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e)

Exhibit 32.1 — Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     The following Form 8-K was filed with the SEC during the first quarter 2004:

     1. Bancorp filed a Current Report on Form 8-K with the SEC dated January 21, 2004, announcing a cash dividend on its common stock. A copy of the January 20, 2004 press release issued by Bancorp was attached to that form as Exhibit No. 99.1.

     The following additional Forms 8-K were furnished to the SEC during the first quarter 2004:

     2. Bancorp furnished a Current Report on Form 8-K with the SEC dated February 13, 2004, announcing financial results for the fourth quarter and year ended December 31, 2003. A copy of the February 9, 2004 press release issued by Bancorp was attached to that form as Exhibit 99.1.

     3. Bancorp furnished a Current Report on Form 8-K with the SEC dated February 25, 2004, furnishing copies of updated financial highlights for the fourth quarter and year ended December 31, 2003. Copies of pages from Bancorp’s website were attached to that form as Exhibits 99.1 and 99.2.

     4. Bancorp furnished a Current Report on Form 8-K/A with the SEC dated March 1, 2004, furnishing corrected copies of updated financial highlights for the fourth quarter and year ended December 31, 2003. Copies of the corrected pages from Bancorp’s website were attached to that form as Exhibits 99.1 and 99.2.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2004

EVERGREENBANCORP, INC.

/s/ William G. Filer II
William G. Filer II
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)