Form 10-Q
period 2004-06-30
EVERGREENBANCORP INC
filed 2004-08-12
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

[ ]	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

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

Common Stock, no par value, outstanding as of August 11, 2004: 1,193,488 shares
No Preferred Stock was issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003
(in thousands, except per share data)

	June 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents
Cash and due from banks	$9,118	$9,701
Federal funds sold	10,360	924

Total cash and cash equivalents	19,478	10,625
Securities available for sale	34,348	39,818
Loans
Loans	138,352	138,468
Allowance for loan losses	(1,732)	(1,636)

Net loans	136,620	136,832
Premises and equipment	2,338	2,469
Other real estate owned	—	2,659
Accrued interest and other assets	2,471	2,153

Total assets	$195,255	$194,556

Liabilities
Deposits
Noninterest bearing	$48,786	$47,132
Interest bearing	109,654	105,551

Total deposits	158,440	152,683
Federal funds purchased	1,573	3,097
Advances from Federal Home Loan Bank	11,499	15,381
Accrued expenses and other liabilities	2,028	1,812
Junior subordinated debt	5,000	5,000

Total liabilities	178,540	177,973
Stockholders’ equity
Preferred stock:
No par value; 100,000 shares authorized; none issued
Common stock and surplus:
No par value; 15,000,000 shares authorized; 1,192,880 shares issued at June 30, 2004; 1,190,366 shares at December 31, 2003	15,889	15,854
Retained earnings	1,153	778
Accumulated other comprehensive loss	(327)	(49)

Total stockholders’ equity	16,715	16,583

Total liabilities and stockholders’ equity	$195,255	$194,556

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three month and six month periods ended June 30, 2004 and 2003
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$2,427	$2,246	$4,863	$4,593
Federal funds sold and other	16	23	20	60
Securities available for sale	259	264	544	490

Total interest income	2,702	2,533	5,427	5,143
Interest expense
Deposits	339	339	662	724
Federal funds purchased	3	5	6	13
Advances from Federal Home Loan Bank	134	148	281	281
Junior subordinated debt	68	61	127	122

Total interest expense	544	553	1,076	1,140

Net interest income	2,158	1,980	4,351	4,003
Provision for loan losses	80	35	140	38

Net interest income after Provision for loan losses	2,078	1,945	4,211	3,965
Noninterest income
Service charges on deposit accounts	231	211	460	414
Net merchant credit card processing	36	36	81	78
Gain on sales of available-for-sale securities	—	62	15	62
Other noninterest income	155	172	316	339

Total noninterest income	422	481	872	893
Noninterest expense
Salaries and employee benefits	1,036	1,012	2,088	2,030
Occupancy and equipment	338	318	670	618
Other real estate owned expense	—	—	132	—
Other noninterest expense	705	761	1,347	1,432

Total noninterest expense	2,079	2,091	4,237	4,080

Income before income tax expense	421	335	846	778
Income tax expense	141	112	280	257

Net income	$280	$223	$566	$521

Basic earnings per share of common stock	$0.23	$0.19	$0.47	$0.44

Diluted earnings per share of common stock	$0.23	$0.19	$0.47	$0.44

     See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2004, and 2003 (in thousands, except share and per share data):

				Accumulated
		Common		other
	Common	stock		comprehen-	Total
	stock	and	Retained	sive	stockholders’
	shares	surplus	earnings	income	equity
Balance at January 1, 2003	1,075,461	$13,597	$2,266	$97	$15,960
Comprehensive income
Net income	—	—	521	—	521
Other comprehensive income, net of tax:	—	—	—	—	—
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $37	—	—	—	72	72

Total comprehensive income					593
Cash dividends ($.20 per share)	—	—	(216)	—	(216)
Exercise of stock options	1,738	22	—	—	22

Balance at June 30, 2003	1,077,199	$13,619	$2,571	$169	$16,359

				Accumulated
		Common		other
	Common	stock		comprehen-	Total
	stock	and	Retained	sive	stockholders’
	shares	surplus	earnings	income	equity
Balance at January 1, 2004	1,190,366	$15,854	$778	$(49)	$16,583
Comprehensive income
Net income	—	—	566	—	566
Other comprehensive income, net of tax:	—	—	—	—	—
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $143	—	—	—	(278)	(278)

Total comprehensive income					288
Cash dividends ($.16 per share)	—	—	(191)	—	(191)
Exercise of stock options	2,514	35	—	—	35

Balance at June 30, 2004	1,192,880	$15,889	$1,153	$(327)	$16,715

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2004, and 2003
(in thousands, except share and per share data)

	June 30,	June 30,
	2004	2003
Cash flows from operating activities
Net income	$566	$521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	321	285
Provision for loan losses	140	38
Net amortization of premium on securities	39	78
Gain from sale of available-for-sale securities	(15)	(62)
Write-down of other real estate owned	132	—
Federal Home Loan Bank stock dividends	(27)	(39)
Dividends reinvested	(176)	(117)
Other changes, net	47	(284)

Net cash provided by operating activities	1,027	420
Cash flows from investing activities
Proceeds from maturities of securities available for sale	1,500	3,535
Proceeds from sale of loans and securities available for sale	2,526	5,568
Purchases of securities available for sale	—	(22,010)
Proceeds from prepayments of securities available for sale	1,190	4,726
Proceeds from sale of other real estate owned	2,539	—
Net decrease in loans	72	2,259
Purchases of premises and equipment	(190)	(213)

Net cash provided by (used in) investing activities	7,637	(6,135)
Cash flows from financing activities
Net increase in deposits	5,757	1,717
Net decrease in federal funds purchased	(1,524)	(777)
Proceeds from Federal Home Loan Bank advances	—	3,860
Repayments of advances from Federal Home Loan Bank	(3,882)	(931)
Proceeds from exercise of stock options	29	22
Dividends paid	(191)	(215)
Net cash provided by financing activities	189	3,676
Net increase (decrease) in cash and cash equivalents	8,853	(2,039)
Cash and cash equivalents at beginning of year	10,625	22,620

Cash and cash equivalents at end of period	$19,478	$20,581

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION

Note 1: Basis of presentation and accounting policies

The accompanying unaudited condensed consolidated financial statements include the accounts of EvergreenBancorp, Inc. (“Bancorp”) and its wholly owned subsidiary, EvergreenBank (the “Bank”) (collectively referred to as the “Company”). In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (the “Trust”) to raise capital through a trust preferred securities offering. Prior to 2003, the Trust was consolidated in the Company’s financial statements. Under new accounting guidance, the Trust is no longer consolidated with the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2003, filed by the Company with the United States Securities and Exchange Commission.

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

Newly issued accounting pronouncements

In January 2003, the Emerging Issues Task Force (“EITF”) began a project to provide additional guidance on when a market value decline on debt and marketable equity securities should be considered other-than-temporary. Currently, declines in market value that are considered to be other-than-temporary require that a loss be recognized through the income statement. The EITF issued additional guidance in March 2004, establishing criteria for recognition and measurement under this pronouncement to be effective for reporting periods beginning after June 15, 2004. This guidance is not expected to have a material impact on the company’s operating results or financial condition.

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

	Three months ended June 30,
	2004	2003
Net income as reported	$280	$223
Deduct: Stock-based compensation expense determined under fair value based method	12	14

Pro forma net income	$268	$209
Basic earnings per share as reported	$0.23	$0.19
Pro forma basic earnings per share	0.22	0.18
Diluted earnings per share as reported	0.23	0.19
Pro forma diluted earnings per share	0.22	0.17

	Six months ended June 30,
	2004	2003
Net income as reported	$566	$521
Deduct: Stock-based compensation expense determined under fair value based method	24	25

Pro forma net income	$542	$496
Basic earnings per share as reported	$0.47	$0.44
Pro forma basic earnings per share	0.45	0.42
Diluted earnings per share as reported	0.47	0.44
Pro forma diluted earnings per share	0.45	0.42

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and the related tax effects are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Unrealized gain (loss) arising during the period on securities available for sale	$(621)	$66	$(421)	$109
Income tax benefit (expense)	211	(22)	143	(37)

Other comprehensive income	(410)	44	(278)	72
Net income	280	223	566	521

Total comprehensive income	$(130)	$267	$288	$593

Note 2: Stock dividend

On November 26, 2003, the Company effected a 10% stock dividend. All references to number of shares issued and outstanding (basic and diluted) and earnings per share, for all periods presented have been restated as if the stock dividend had actually occurred on January 1, 2003.

Note 3: Stock options

During the second quarter of 2004, no stock options were granted and there were 554 options exercised. During the first quarter of 2004, there were no stock options granted and there were 1,960 stock options exercised. The total stock options outstanding were 99,784 at June 30, 2004 with exercise prices ranging between $11.40 and $14.82 and expiration dates between October 23, 2010 and March 25, 2013. All options are granted at market value as of date of grant.

Note 4: Securities available for sale

Investment securities available for sale include $8,436,000 in mortgage-backed securities at June 30, 2004. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from Federal Home Loan Bank of Seattle. Investment securities available for sale also include the AMF Adjustable Rate Mortgage Fund with a fair market value of $14,660,000 at June 30, 2004.

Note 5: Junior subordinated debt

In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (“the Trust”) a statutory trust formed under the laws of the State of Delaware and a wholly owned financing subsidiary of Bancorp. In May 2002, the Trust issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by the Trust, Bancorp issued junior subordinated debentures to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 3.50% (5.10% at June 30, 2004), provided that this rate cannot exceed 12.0% through June 30, 2007. The junior subordinated debentures will mature in 2032, at which time the preferred securities must be redeemed. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs totaling $209,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows.

	Three months ended June 30,
(in thousands, except share and per share data):	2004	2003
Income (numerator):
Net income	$280	$223
Income (denominator):
Weighted average number of common stock shares outstanding - basic	1,192,650	1,184,891
Dilutive effect of outstanding employee and director stock options	19,337	10,875
Weighted average number of common stock shares outstanding and assumed conversion – diluted	1,211,987	1,195,766
Basic earnings per share of common stock	$0.23	$0.19
Diluted earnings per share of common stock	$0.23	$0.19

	Six months ended June 30,
(in thousands, except share and per share data):	2004	2003
Income (numerator):
Net income	$566	$521
Income (denominator):
Weighted average number of common stock shares outstanding - basic	1,192,354	1,184,309
Dilutive effect of outstanding employee and director stock options	19,655	9,094
Weighted average number of common stock shares outstanding and assumed conversion – diluted	1,212,009	1,193,403
Basic earnings per share of common stock	$0.47	$0.44
Diluted earnings per share of common stock	$0.47	$0.44

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

The following discussion contains a review of the consolidated operating results and financial condition of the Company for the three and six month periods of 2004. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2003 and to the previous year ended December 31, 2003. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Net Income

Three months and six months ended June 30, 2004 and 2003

For the second quarter of 2004, the Company reported net income of $280,000 compared to $223,000 for the second quarter of 2003, an increase of 25.56 percent. The main reason for the increase in profits was higher net interest income due to growth in loans. Last year’s second quarter results included $62,000 of gains on sales of securities and loans.

Basic and diluted earnings per common share were $0.23 for the second quarter of 2004 compared to $0.19 for the same period one year ago.

For the second quarter of 2004, return on average common equity and return on average assets was 6.68 percent and .57 percent respectively, compared to 5.95 percent and .55 percent, respectively, for the same period one year ago.

For the first six months of 2004, net income was $566,000, compared with $521,000 for the first six months of 2003, an increase of 8.63 percent. Basic and diluted earnings per common share were $0.47 for the first six months of 2004 and $0.44 for the same period in 2003. Return on average assets was .58 percent for 2004 and .59 percent for 2003. Return on average common equity was 6.74 percent for the first six months of 2004 and 6.31 percent for the same period of 2003. Additional analysis of financial components is contained in the discussion that follows. Unless otherwise stated, comparisons are between the second quarter 2004 and 2003.

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

Net interest income before the provision for loan losses was $2,158,000 for the second quarter of 2004, compared to $1,980,000 for the same period in 2003, an increase of 8.99 percent. Net interest income was $4,351,000 for the first six months of 2004, compared with $4,003,000 for the first six months of 2003, an increase of 8.69 percent. The increase was primarily attributable to substantial growth in the average balances of the loan portfolio that occurred late during the fourth quarter 2003.

The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 4.93 percent for the first six months of 2004 compared to 5.12 percent for the same period one year ago. The weighted average yield on interest earning assets was 6.14 percent for the first six months of 2004, compared to 6.63 percent in the second quarter of 2003. Interest expense as a percentage of average earning assets was 1.21 percent for the first six months of 2004, compared to 1.45 percent during the same period in 2003.

Interest income for the three months ended June 30, 2004 was $2,702,000 compared to $2,533,000 for the three months ended June 30, 2003, an increase of $169,000 or 6.67 percent. This increase was primarily attributable to an increase in the average loan balance of $20,311,000, offset by a decrease in the average yield on earning assets.

Interest income for the six months ended June 30, 2004 was $5,427,000 compared to $5,143,000 for the six months ended June 30, 2003, an increase of 5.52 percent.

Interest expense for the three months ended June 30, 2004 was $544,000 compared to $553,000 for the three months ended June 30, 2003, a decrease of $9,000 or 1.63 percent. This was largely due to a decline in the average rate paid on interest bearing liabilities, offset by an increase of $16,000 in the average balance of interest bearing liabilities.

Interest expense for the six months ended June 30, 2004 was $1,076,000 compared with $1,140,000 for the same period a year ago, a reduction of $64,000 or 5.61 percent.

Noninterest Income/Expense

Noninterest income in the second quarter of 2004 was $422,000 compared to $481,000 in the same quarter of 2003, a decrease of $59,000 or 12.27 percent. Noninterest income for the six months ended June 30, 2004 was $857,000 compared with $893,000 for the same period of 2003, a reduction of $36,000 or 4.03 percent. The decrease was primarily attributable to a net reduction of $47,000 in the gain on sales of securities and loans.

Noninterest expense was $2,079,000 in the second quarter of 2004, compared to $2,091,000 in the same quarter of 2003, a decrease of $12,000, or .57 percent. Noninterest expense for the six months ended June 30, 2004 was $4,237,000 compared with $4,080,000 for the same period of 2003, an increase of $157,000 or 3.85 percent. The increase was primarily attributable to a write-down of $132,000 in the value of other real estate owned, which occurred in the first quarter 2004. The real estate owned was sold during the second quarter.

Income tax expense

The Company recognized income tax expense of $141,000 during the second quarter of 2004, up from $112,000 in the same quarter of 2003. Income tax expense for the six months ended June 30, 2004 was $280,000, compared to $257,000 for the same period of 2003, an increase of 8.94 percent or $23,000. The increase reflects a $68,000, or 8.74 percent, rise in pre-tax income to $566,000 for the six months ended June 30, 2004. The effective income tax rate has remained consistent, approximately 33 percent, for each period reported.

Provision and Allowance for Loan Losses

Included in the results of operations for the quarters ending June 30, 2004 and 2003 is a non-cash expense of $80,000 and $35,000 respectively, related to the provision for loan losses. The provision for loan losses for the six months ended June 30, 2004 was $140,000 compared to $38,000 for the same period of 2003. This increase in the provision resulted largely from substantial growth in the loan portfolio that occurred late in the fourth quarter 2003.

At June 30, 2004, the allowance for loan losses was $1,732,000 compared to $1,636,000 at December 31, 2003. The ratio of the allowance to total loans outstanding was 1.25 percent at June 30, 2004, and 1.18 percent at December 31, 2003.

Management evaluates the adequacy of the allowance for loan losses on a monthly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, loan commitments outstanding and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at June 30, 2004, there can be no assurance that such losses will not exceed estimated amounts.

While management is encouraged by recent indications of an improving national economy, local economic conditions could still adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in problem assets, delinquencies and losses on loans.

FINANCIAL CONDITION

Loans

At June 30, 2004, loans totaled $138,352,000 compared to $138,468,000 at December 31, 2003, a reduction of $116,000 or .08 percent.

At June 30, 2004, the Bank had $75,620,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of June 30, 2004 and December 31, 2003:

Types of Loans

	June 30,	December 31,
(in thousands)	2004	2003
Commercial	$49,857	$53,770
Real estate:
Commerical	54,881	48,963
Construction	11,481	10,911
Residential 1-4 family	9,258	11,971
Consumer and other	12,875	12,853

Total	$138,352	$138,468

Allocation of the Allowance for Loan Losses

In the following table, the allowance for loan losses at June 30, 2004 and December 31, 2003 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations.

	June 30,	% of loans in	December 31,	% of loans in
	2004	each category	2003	each category
(in thousands)	Amount	to total loans	amount	to Total Loans
Commercial	$933	36%	$885	39%
Real estate:
Commercial	458	40	436	35
Construction	117	8	110	8
Residential 1-4 family	9	7	9	9
Consumer and other	215	9	196	9

Total	$1,732	100%	$1,636	100%

% of Loan portfolio	1.25%		1.18%

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

	Six months	Six months
	Ended	ended
(in thousands)	June 30, 2004	June 30, 2003
Beginning Balance	$1,636	$1,690
Chargeoffs
Commercial	—	27
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	91
Consumer and other	58	27

Total chargeoffs	$58	$145

Recoveries
Commercial	$6	$6
Real estate:
Commercial	—	20
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	8	5

Total Recoveries	$14	$31

Net chargeoffs/(recoveries)	$44	$114
Provision	140	38

Ending balance	$1,732	$1,614

Investments

At June 30, 2004, investments totaled $34,348,000, a decrease of $5,470,000 or 13.74 percent from $39,818,000 at December 31, 2003. The decrease in investments was primarily due to sales, maturities and prepayments of securities.

Other Real Estate Owned

At June 30, 2004, other real estate owned totaled $0, a decrease of $2,659,000 from the balance at December 31, 2003. In the first quarter 2004, the Bank recognized a $132,000 charge related to the property. The residential property was sold in the second quarter of 2004.

Deposits

At June 30, 2004, total deposits were $158,440,000, compared to $152,683,000 at December 31, 2003. This represents a 3.77 percent increase from December 31, 2003. Non-interest bearing deposits totaled $48,786,000 at June 30, 2004 compared to $47,132,000 at December 31, 2003, an increase of $1,654,000 or 3.51 percent. Interest bearing deposits totaled $109,654,000 at June 30, 2004, compared to $105,551,000 at December 31, 2003, an increase of $4,103,000 or 3.89 percent.

Borrowings

At June 30, 2004, the Bank’s Federal Home Loan Bank borrowings were $11,499,000 compared to $15,381,000 at December 31, 2003. This represents a 25.24 percent decline from December 31, 2003 and is due to the repayment of maturing and amortizing advances. Due to increased liquidity, these advances were not replaced.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $16,715,000 at June 30, 2004, an increase of $132,000 or .80 percent over December 31, 2003. This increase in stockholders’ equity is primarily the result of net income of $566,000, offset by a decrease in accumulated other comprehensive income of $278,000, which resulted from fluctuations in the market value of available-for-sale securities. These items were further offset by dividends of $191,000, or $0.16 per share. Finally, equity increased by $35,000 in surplus due to the exercise of 2,514 stock options.

Book value per share was $14.01 at June 30, 2004 compared to $13.93 at December 31, 2003. Book value per share is calculated by dividing total equity by total shares outstanding.

The following table displays the capital ratios at June 30, 2004 and December 31, 2003 for Bancorp and the Bank. As the table illustrates, the capital ratios exceed those required to be considered well-capitalized.

					Minimum to Be
					Well Capitalized
					Under the
			Minimum for		Prompt
			Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2004
Total Capital (to risk-weighted assets)
EvergreenBancorp	23,551	15.29%	12,323	8.00%	15,404	10.00%
EvergreenBank	22,800	14.82%	12,311	8.00%	15,388	10.00%
Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	21,819	14.16%	6,162	4.00%	9,243	6.00%
EvergreenBank	21,068	13.69%	6,155	4.00%	9,233	6.00%
Tier 1 Capital (to average assets)
EvergreenBancorp	21,819	11.33%	7,704	4.00%	9,630	5.00%
EvergreenBank	21,068	10.94%	7,704	4.00%	9,630	5.00%
December 31, 2003
Total Capital (to risk-weighted assets)
EvergreenBancorp	23,178	15.19%	12,209	8.00%	15,262	10.00%
EvergreenBank	22,293	14.63%	12,194	8.00%	15,242	10.00%
Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	21,542	14.11%	6,105	4.00%	9,157	6.00%
EvergreenBank	20,657	13.55%	6,097	4.00%	9,145	6.00%
Tier 1 Capital (to average assets)
EvergreenBancorp	21,542	11.76%	7,326	4.00%	9,153	5.00%
EvergreenBank	20,657	11.30%	7,314	4.00%	9,143	5.00%

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

At June 30, 2004, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $44,954,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.

For additional information regarding off-balance sheet items, refer to Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2003.

The following table summarizes the Company’s significant contractual obligations and commitments at June 30, 2004:

	Within			After
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Federal Home Loan Bank advances	$1,855	$8,644	$1,000	$0	$11,499
Junior subordinated debt	—	—	—	5,000	5,000
Operating leases	536	1,126	235	112	2,009
Purchase obligations	90	—	—	—	90

Total	$2,481	$9,770	$1,235	$5,112	$18,598

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

In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. Approximately six percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings, and planned cash flows, maturities and sales of investments and loans.

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended June 30, 2004 and 2003. See the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2003 for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The latest available analysis of the potential impact of rate on net interest income is indicated in the tables below.

Net interest income analysis (as of March 31, 2004):

     Rate changes in basis points (bp) = 1/100 of 1%.

	ANNUALIZED DOLLAR CHANGE
IMMEDIATE RATE CHANGE	IN NET INTEREST INCOME	PERCENT CHANGE
+100bp	250	2.96
+ 50bp	125	1.48
- 50bp	(202)	(2.39)
-100bp	(404)	(4.78)

The table above indicates that the effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by an estimated 2.96 percent or approximately $250,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 4.78 percent or approximately $404,000.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Bancorp’s Annual Meeting of Stockholders was held on April 22, 2004 at 301 Eastlake Avenue East, Seattle, Washington. A total of 864,256 of the Company’s shares were present or represented by proxy at the meeting. This represented 72.48 percent of the Company’s outstanding votable shares.

     (b) The stockholders elected current directors, Carole J. Grisham, J. Thomas Handy and Russel E. Olson, to each serve a three year term expiring in 2007. The terms of the following directors continued after the meeting: Richard W. Baldwin, C. Don Filer, and Robert W. Howisey (each with terms expiring in 2005), and Robert J. Grossman, Gerald O. Hatler and Stan W. McNaughton (each with terms expiring in 2006).

     (c) The number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

Director	For	Against	Withheld
Carole J. Grisham	845,845	0	18,411
J. Thomas Handy	847,843	0	16,413
Russel E. Olson	851,706	0	12,550

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

     The following Form 8-K was filed with the SEC during the second quarter 2004:

     1. Bancorp filed a Current Report on Form 8-K with the SEC on April 29, 2004, announcing a cash dividend on its common stock. A copy of the April 29, 2004 press release issued by Bancorp was attached to that form as Exhibit 99.1.

     The following additional Forms 8-K were furnished to the SEC during the second quarter 2004:

     1. Bancorp furnished a Current Report on Form 8-K with the SEC on April 28, 2004, announcing financial results for the first quarter ended March 31, 2004. A copy of the April 27, 2004 press release was issued by Bancorp was attached to that form as Exhibit 99.1.

     2. Bancorp furnished a Current Report on Form 8-K with the SEC on May 21, 2004, furnishing copies of the president’s letter to shareholders regarding results for the quarter ended March 31, 2004. Copies of the president’s letter and unaudited consolidated statements of income and balance sheets were attached to that form as Exhibits 99.1, 99.2 and 99.3, respectively.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2004

EVERGREENBANCORP, INC.

/s/ William G. Filer II

William G. Filer II
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)