Form 10-Q
period 2004-09-30
EVERGREENBANCORP INC
filed 2004-11-12
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2004

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

Common Stock, no par value, outstanding as of November 1, 2004: 1,194,214 shares
No Preferred Stock was issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(in thousands, except share data)

	September 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents
Cash and due from banks	$11,639	$9,701
Interest-bearing deposits in financial institutions and federal funds sold	3,666	924

Total cash and cash equivalents	15,305	10,625
Securities available for sale	35,531	39,818
Loans
Loans	146,308	138,468
Allowance for loan losses	(1,847)	(1,636)

Net loans	144,461	136,832
Premises and equipment	2,337	2,469
Other real estate owned	—	2,659
Accrued interest and other assets	2,341	2,153

Total assets	$199,975	$194,556

Liabilities
Deposits
Noninterest bearing	$47,967	$47,132
Interest bearing	113,701	105,551

Total deposits	161,668	152,683
Federal funds purchased	1,443	3,097
Advances from Federal Home Loan Bank	12,283	15,381
Accrued expenses and other liabilities	2,422	1,812
Junior subordinated debt	5,000	5,000

Total liabilities	182,816	177,973
Stockholders’ equity
Preferred stock:
No par value; 100,000 shares authorized; none issued
Common stock and surplus:
No par value; 15,000,000 shares authorized; 1,193,488 shares issued at September 30, 2004; 1,190,366 shares at December 31, 2003	15,898	15,854
Retained earnings	1,358	778
Accumulated other comprehensive income (loss)	(97)	(49)

Total stockholders’ equity	17,159	16,583

Total liabilities and stockholders’ equity	$199,975	$194,556

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three month and nine month periods ended September 30, 2004 and 2003
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$2,572	$2,300	$7,435	$6,893
Federal funds sold and other	12	22	33	82
Securities available for sale	258	252	801	742

Total interest income	2,842	2,574	8,269	7,717
Interest expense
Deposits	361	309	1,023	1,033
Federal funds purchased	3	4	9	17
Advances from Federal Home Loan Bank	129	152	410	433
Junior subordinated debt	62	58	188	180

Total interest expense	555	523	1,630	1,663

Net interest income	2,287	2,051	6,639	6,054
Provision for loan losses	50	36	190	74

Net interest income after Provision for loan losses	2,237	2,015	6,449	5,980
Noninterest income
Service charges on deposit accounts	233	198	693	612
Net merchant credit card processing	36	38	116	116
Gain on sales of available-for-sale securities	—	4	15	66
Other noninterest income	138	172	454	511

Total noninterest income	407	412	1,278	1,305
Noninterest expense
Salaries and employee benefits	1,084	1,019	3,172	3,049
Occupancy and equipment	362	326	1,032	944
Other real estate owned expense	—	—	132	—
Other noninterest expense	749	730	2,096	2,162

Total noninterest expense	2,195	2,075	6,432	6,155

Income before income tax expense	449	352	1,295	1,130
Income tax expense	148	118	428	375

Net income	$301	$234	$867	$755

Basic earnings per share of common stock	$0.25	$0.20	$0.73	$0.64

Diluted earnings per share of common stock	$0.25	$0.20	$0.72	$0.63

     See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2004, and 2003 (in thousands, except share and per share data):

				Accumulated
		Common		other
	Common	stock		comprehen-	Total stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income	equity
Balance at January 1, 2003	1,075,461	$13,597	$2,266	$97	$15,960
Comprehensive income
Net income	—	—	755	—	755
Other comprehensive income, net of tax:	—	—	—	—	—
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $102	—	—	—	(198)	(198)

Total comprehensive income					557
Cash dividends ($.31 per share)	—	—	(367)	—	(367)
Exercise of stock options	3,370	43	—	—	43

Balance at September 30, 2003	1,078,831	$13,640	$2,654	$(101)	$16,193

				Accumulated
		Common		other
	Common	stock		comprehen-	Total stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income	equity
Balance at January 1, 2004	1,190,366	$15,854	$778	$(49)	$16,583
Comprehensive income
Net income	—	—	867	—	867
Other comprehensive income, net of tax:	—	—	—	—	—
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $25	—	—	—	(48)	(48)

Total comprehensive income					819
Cash dividends ($.24 per share)	—	—	(287)	—	(287)
Exercise of stock options	3,122	44	—	—	44

Balance at September 30, 2004	1,193,488	$15,898	$1,358	$(97)	$17,159

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three month and nine month periods ended September 30, 2004 and 2003
(in thousands)

The Company’s only component of other comprehensive earnings is the unrealized gain (loss) on securities available for sale. Comprehensive income components and related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$301	$234	$867	$755
Unrealized holding gain (loss) arising during the period on securities available for sale	349	(404)	(58)	(234)
Less reclassification for gains recognized during the period	—	4	15	66

Income tax benefit (expense)	(119)	139	25	102

Net unrealized gain (loss) on securities	230	(269)	(48)	(198)

Total comprehensive income (loss)	$531	$(35)	$819	$557

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2004, and 2003
(in thousands)

	September 30,	September 30,
	2004	2003
Cash flows from operating activities
Net income	$867	$755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	485	435
Provision for loan losses	190	74
Net amortization of premium on securities	61	128
Gain from sale of available-for-sale securities	(15)	(66)
Write-down of other real estate owned	132	—
Federal Home Loan Bank stock dividends	(39)	(57)
Dividends reinvested	(252)	(201)
Other changes, net	454	(176)

Net cash provided by operating activities	1,883	892
Cash flows from investing activities
Proceeds from maturities of securities available for sale	1,500	3,535
Proceeds from sale of securities available for sale	2,525	5,747
Purchases of securities available for sale	(1,526)	(29,504)
Proceeds from prepayments of securities available for sale	1,960	6,153
Proceeds from sale of other real estate owned	2,527	—
Net (increase) decrease in loans	(7,819)	1,219
Purchases of premises and equipment	(353)	(731)

Net cash used in investing activities	(1,186)	(13,581)
Cash flows from financing activities
Net increase in deposits	8,985	12,708
Net decrease (increase) in federal funds purchased	(1,654)	56
Proceeds from Federal Home Loan Bank advances	—	3,860
Repayments of advances from Federal Home Loan Bank	(3,098)	(1,146)
Proceeds from exercise of stock options	37	43
Dividends paid	(287)	(367)
Net cash provided by financing activities	3,983	15,154

Net increase in cash and cash equivalents	4,680	2,465
Cash and cash equivalents at beginning of year	10,625	22,620

Cash and cash equivalents at end of period	$15,305	$25,085

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION

 Note 1: Basis of presentation and accounting policies

The accompanying unaudited condensed consolidated financial statements include the accounts of EvergreenBancorp, Inc. (“Bancorp”) and its wholly owned subsidiary, EvergreenBank (the “Bank”) (collectively referred to as the “Company”). In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (the “Trust”) to raise capital through a trust preferred securities offering. Prior to 2003, the Trust was consolidated in the Company’s financial statements. Under new accounting guidance, the Trust is no longer consolidated with the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2003, filed by the Company with the United States Securities and Exchange Commission.

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

Stock compensation

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

	Three months ended September 30,
(in thousands, except per share data)	2004	2003
Net income as reported	$301	$234
Deduct: Stock-based compensation expense determined under fair value based method	14	14

Pro forma net income	$287	$220
Basic earnings per share as reported	$0.25	$0.20
Pro forma basic earnings per share	0.24	0.19
Diluted earnings per share as reported	0.25	0.20
Pro forma diluted earnings per share	0.24	0.18

	Nine months ended September 30,
(in thousands, except per share data)	2004	2003
Net income as reported	$867	$755
Deduct: Stock-based compensation expense determined under fair value based method	38	37

Pro forma net income	$829	$718
Basic earnings per share as reported	$0.73	$0.64
Pro forma basic earnings per share	0.70	0.61
Diluted earnings per share as reported	0.72	0.63
Pro forma diluted earnings per share	0.68	0.60

The weighted average fair value of options granted during the third quarter of 2004 and 2003 was $3.24 and $3.03, respectively. The pro forma effects are computed using option pricing models based on the following weighted average assumptions at the grant date.

Risk free interest rate	3.65%		3.00%
Expected option life	7.50	years	7.50	years
Expected option price volatility	13%		12%
Dividend yield	1.8%		1.1%

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities are reported as separate components of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The Company’s only component of other comprehensive earnings is unrealized gains and losses on available-for-sale securities.

Note 2: Stock dividend

On November 26, 2003, the Company effected a 10% stock dividend. All references to number of shares issued and outstanding (basic and diluted) and earnings per share, for all periods presented have been restated as if the stock dividend had actually occurred on January 1, 2003.

Note 3: Stock options

During the third quarter of 2004, 19,000 stock options were granted and there were 608 options exercised. During the second quarter of 2004, there were no stock options granted and there were 554 stock options exercised. During the first quarter of 2004, there were no stock options granted and there were 1,960 stock options exercised. The total stock options outstanding were 117,078 at September 30, 2004 with exercise prices ranging between $11.40 and $17.75 and expiration dates between October 23, 2010 and July 15, 2014. All options are granted at market value as of date of grant.

Note 4: Securities available for sale

Investment securities available for sale include $7,794,000 in mortgage-backed securities at September 30, 2004. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from Federal Home Loan Bank of Seattle. Investment securities available for sale also include the AMF Adjustable Rate Mortgage Fund with a fair market value of $14,748,000 at September 30, 2004.

Note 5: Junior subordinated debt

In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (“the Trust”) a statutory trust formed under the laws of the State of Delaware and a wholly owned financing subsidiary of Bancorp. In May 2002, the Trust issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by the Trust, Bancorp issued junior subordinated debentures to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 3.50% (5.51% at September 30, 2004), provided that this rate cannot exceed 12.0% through June 30, 2007. The junior subordinated debentures will mature in 2032, at which time the preferred securities must be redeemed. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs totaling $209,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows.

	Three months ended September 30,
(in thousands, except share and per share data):	2004	2003
Income (numerator):
Net income	$301	$234
Income (denominator):
Weighted average number of common stock shares outstanding - basic	1,193,410	1,185,373
Dilutive effect of outstanding employee and director stock options	19,369	12,300
Weighted average number of common stock shares outstanding and assumed conversion – diluted	1,212,420	1,197,673
Basic earnings per share of common stock	$0.25	$0.20
Diluted earnings per share of common stock	$0.25	$0.20

	Nine months ended September 30,
(in thousands, except share and per share data):	2004	2003
Income (numerator):
Net income	$867	$755
Income (denominator):
Weighted average number of common stock shares outstanding - basic	1,192,710	1,184,668
Dilutive effect of outstanding employee and director stock options	19,135	9,842
Weighted average number of common stock shares outstanding and assumed conversion – diluted	1,211,845	1,194,510
Basic earnings per share of common stock	$0.73	$0.64
Diluted earnings per share of common stock	$0.72	$0.63

Note 7: Subsequent stock split

On November 3, 2004, the Company declared a 5-for-4 stock split on its common stock effective November 30, 2004 for stockholders of record as of November 15, 2004. The following table shows the impact on earnings per share giving retroactive effect to the split:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic earnings per share of common stock	$0.20	$0.16	$0.58	$0.51
Diluted earnings per share of common stock	$0.20	$0.16	$0.57	$0.51

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

The following discussion contains a review of the consolidated operating results and financial condition of the Company for the three and nine month periods of 2004. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2003 and to the previous year ended December 31, 2003. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Net Income

Three months and nine months ended September 30, 2004 and 2003

For the third quarter of 2004, the Company reported net income of $301,000 compared to $234,000 for the third quarter of 2003, an increase of 28.6 percent. The main reason for the increase in profits was higher net interest income due to growth in loans.

Basic and diluted earnings per common share were $0.25 and $0.25 for the third quarter of 2004, respectively, compared to $0.20 and $0.20 for the same period one year ago.

For the third quarter of 2004, return on average common equity and return on average assets was 7.08 percent and .62 percent respectively, compared to 5.92 percent and .53 percent, respectively, for the same period one year ago.

For the first nine months of 2004, net income was $867,000, compared with $755,000 for the first nine months of 2003, an increase of 14.84 percent. Basic and diluted earnings per common share were $0.73 and $0.72 for the first nine months of 2004 respectively, and $0.64 and $0.63 for the same period in 2003. Return on average assets was .59 percent for 2004 and .60 percent for 2003. Return on average common equity was 6.86 percent for the first nine months of 2004 and 6.47 percent for the same period of 2003. Additional analysis of financial components is contained in the discussion that follows. Unless otherwise stated, comparisons are between the third quarter 2004 and 2003.

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

Net interest income before the provision for loan losses was $2,287,000 for the third quarter of 2004, compared to $2,051,000 for the same period in 2003, an increase of 11.51 percent. Net interest income was $6,639,000 for the first nine months of 2004, compared with $6,054,000 for the first nine months of 2003, an increase of 9.66 percent. The increase was primarily attributable to growth in the average balance of the loan portfolio.

The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 4.96 percent for the first nine months of 2004 compared to 5.12 percent for the same period one year ago. The weighted average yield on interest earning assets was 6.17 percent for the first nine months of 2004, compared to 6.57 percent during the first nine months of 2003. Interest expense as a percentage of average earning assets was 1.21 percent for the first nine months of 2004, compared to 1.38 percent during the same period in 2003.

Interest income for the three months ended September 30, 2004 was $2,842,000 compared to $2,574,000 for the three months ended September 30, 2003, an increase of $268,000 or 10.41 percent. This increase was primarily attributable to an increase in the average loan balance of $20,617,000, offset by a decrease in the average yield on earning assets.

Interest income for the nine months ended September 30, 2004 was $8,269,000 compared to $7,717,000 for the nine months ended September 30, 2003, an increase of 7.15 percent. The increase is due primarily to a 17.4 percent growth in average loan balances, offset by lower yields on loans.

Interest expense for the three months ended September 30, 2004 was $555,000 compared to $523,000 for the three months ended September 30, 2003, an increase of $32,000 or 6.12 percent. This was largely due to an increase of $7,847,000 in the average balance of interest bearing liabilities.

Interest expense for the nine months ended September 30, 2004 was $1,630,000 compared with $1,663,000 for the same period a year ago, a reduction of $33,000 or 1.98 percent. The lower expense year to date is attributable to lower rates paid on interest-bearing deposits, offset by growth in the average balance of interest-bearing deposits.

Noninterest Income/Expense

Noninterest income in the third quarter of 2004 was $407,000 compared to $412,000 in the same quarter of 2003, a decrease of $5,000 or 1.21 percent. Noninterest income for the nine months ended September 30, 2004 was $1,278,000 compared with $1,305,000 for the same period of 2003, a reduction of $27,000 or 2.07 percent. The decrease was primarily attributable to a net reduction of $51,000 in the gain on sales of securities and loans.

Noninterest expense was $2,195,000 in the third quarter of 2004, compared to $2,075,000 in the same quarter of 2003, an increase of $120,000, or 5.78 percent. The increase was primarily due to growth in salaries and employee benefits and additional sales/use tax expense. Noninterest expense for the nine months ended September 30, 2004 was $6,432,000 compared with $6,155,000 for the same period of 2003, an increase of $277,000 or 4.50 percent. The year-to-date increase was largely due to the write-down of $132,000 in the value of other real estate owned which occurred in the first quarter 2004, the year-to-date increase of $123,000 in salaries and benefits, and increased advertising and promotional costs.

Income tax expense

The Company recognized income tax expense of $148,000 during the third quarter of 2004, up from $117,000 in the same quarter of 2003. Income tax expense for the nine months ended September 30, 2004 was $428,000, compared to $375,000 for the same period of 2003, an increase of 14.13 percent or $53,000. The increase reflects a $165,000, or 14.60 percent rise in pre-tax income to $1,295,000 for the nine months ended September 30, 2004. The effective income tax rate has remained consistent, approximately 33 percent, for each period reported.

Provision and Allowance for Loan Losses

Included in the results of operations for the quarters ending September 30, 2004 and 2003 is a non-cash expense of $50,000 and $36,000, respectively, related to the provision for loan losses. The provision for loan losses for the nine months ended September 30, 2004 was $190,000 compared to $74,000 for the same period of 2003. This increase in the provision resulted largely from growth in the loan portfolio, partially offset by improved net loan loss experience and improved loan quality.

At September 30, 2004, the allowance for loan losses was $1,847,000 compared to $1,636,000 at December 31, 2003. The ratio of the allowance to total loans outstanding was 1.25 percent at September 30, 2004, and 1.18 percent at December 31, 2003.

Management evaluates the adequacy of the allowance for loan losses on a monthly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, loan commitments outstanding and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at September 30, 2004, there can be no assurance that such losses will not exceed estimated amounts.

While management is encouraged by improvements in the national and regional economy, local economic conditions could still adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in problem assets, delinquencies and losses on loans.

FINANCIAL CONDITION

Loans

At September 30, 2004, loans totaled $146,308,000 compared to $138,468,000 at December 31, 2003, an increase of $7,480,000 or 5.66 percent.

At September 30, 2004, the Bank had $81,138,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of September 30, 2004 and December 31, 2003:

Types of Loans

	September 30,	December 31,
(in thousands)	2004	2003
Commercial	$51,514	$53,770
Real estate:
Commercial	56,805	48,963
Construction	12,364	10,911
Residential 1-4 family	11,969	11,971
Consumer and other	13,656	12,853

Total	$146,308	$138,468

Allocation of the Allowance for Loan Losses

In the following table, the allowance for loan losses at September 30, 2004 and December 31, 2003 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations.

	September 30,	% of loans in	December 31,	% of loans in
	2004	each category	2003	each category
(in thousands)	amount	to total loans	amount	to total loans
Commercial	$990	35%	$885	39%
Real estate:
Commercial	516	40	436	35
Construction	127	8	110	8
Residential 1-4 family	10	8	9	9
Consumer and other	204	9	196	9

Total	$1,847	100%	$1,636	100%

% of Loan portfolio	1.26%		1.18%

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

	Nine months ended	Nine months ended
(in thousands)	September 30, 2004	September 30, 2003
Beginning Balance	$1,636	$1,690
Chargeoffs
Commercial	—	41
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	91
Consumer and other	74	36

Total chargeoffs	$74	$168

Recoveries
Commercial	$85	$14
Real estate:
Commercial	—	20
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	10	6

Total Recoveries	$95	$40

Net chargeoffs/(recoveries)	$(21)	$128

Provision	190	74

Ending balance	$1,847	$1,636

Investments

At September 30, 2004, investments totaled $35,531,000, a decrease of $4,287,000 or 10.77 percent from $39,818,000 at December 31, 2003. The decrease in investments was primarily due to sales, maturities and prepayments of securities.

Other Real Estate Owned

At September 30, 2004, other real estate owned totaled $0, a decrease of $2,659,000 from the balance at December 31, 2003. In the first quarter 2004, the Bank recognized a $132,000 charge related to the property. The residential property was sold in the second quarter of 2004.

Deposits

At September 30, 2004, total deposits were $161,668,000, compared to $152,683,000 at December 31, 2003. This represents a 5.88 percent increase from December 31, 2003. Non-interest bearing deposits totaled $47,967,000 at September 30, 2004 compared to $47,132,000 at December 31, 2003, an increase of $835,000 or 1.77 percent. Interest bearing deposits totaled $113,701,000 at September 30, 2004, compared to $105,551,000 at December 31, 2003, an increase of $8,150,000 or 7.72 percent.

Borrowings

At September 30, 2004, the Bank’s Federal Home Loan Bank borrowings were $12,283,000 compared to $15,381,000 at December 31, 2003. This represents a 20.14 percent decline from December 31, 2003 and is due to the repayment of maturing and amortizing advances. Due to increased liquidity, these advances were not replaced.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $17,159,000 at September 30, 2004, an increase of $576,000 or 3.47 percent over December 31, 2003. This increase in stockholders’ equity is primarily the result of net income of $867,000, offset by a decrease in accumulated other comprehensive income of $48,000, which resulted from fluctuations in the market value of available-for-sale securities. These items were further offset by quarterly dividends of $287,000, totaling $0.24 per share. Finally, equity increased by $44,000 in surplus due to the exercise of 3,122 stock options.

Book value per share was $14.40 at September 30, 2004 compared to $13.93 at December 31, 2003. Book value per share is calculated by dividing total equity by total shares outstanding.

The following table displays the capital ratios at September 30, 2004 and December 31, 2003 for Bancorp and the Bank. As the table illustrates, the capital ratios exceed those required to be considered well-capitalized.

					Minimum to Be
			Minimum for		Well Capitalized
			Capital		Under the Prompt
			Adequacy		Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2004
Total Capital (to risk-weighted assets)
EvergreenBancorp	23,933	15.12%	12,663	8.00%	15,829	10.00%
EvergreenBank	23,280	14.72%	12,652	8.00%	15,815	10.00%
Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	22,086	13.95%	6,332	4.00%	9,498	6.00%
EvergreenBank	21,433	13.55%	6,326	4.00%	9,489	6.00%
Tier 1 Capital (to average assets)
EvergreenBancorp	22,086	11.52%	7,673	4.00%	9,591	5.00%
EvergreenBank	21,433	11.17%	7,673	4.00%	9,591	5.00%
December 31, 2003
Total Capital (to risk-weighted assets)
EvergreenBancorp	23,178	15.19%	12,209	8.00%	15,262	10.00%
EvergreenBank	22,293	14.63%	12,194	8.00%	15,242	10.00%
Tier 1 Capital (to risk-weighted assets)
EvergreenBancorp	21,542	14.11%	6,105	4.00%	9,157	6.00%
EvergreenBank	20,657	13.55%	6,097	4.00%	9,145	6.00%
Tier 1 Capital (to average assets)
EvergreenBancorp	21,542	11.76%	7,326	4.00%	9,153	5.00%
EvergreenBank	20,657	11.30%	7,314	4.00%	9,143	5.00%

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

At September 30, 2004, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $46,444,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.

For additional information regarding off-balance sheet items, refer to Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2003.

The following table summarizes the Company’s significant contractual obligations and commitments at September 30, 2004:

	Within			After
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Federal Home Loan Bank advances	$1,000	$9,097	$2,186	$0	$12,283
Junior subordinated debt	—	—	—	5,000	5,000
Operating leases	557	1,116	268	82	2,023
Total	$1,557	$10,213	$2,454	$5,082	$19,306

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

In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. Approximately 6 percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings, and planned cash flows, maturities and sales of investments and loans.

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended September 30, 2004 and 2003. See the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2003 for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The latest available analysis of the potential impact of rate on net interest income is indicated in the tables below.

Net interest income analysis as of September 30, 2004:

     Rate changes in basis points (bp) = 1/100 of 1%.

	ANNUALIZED DOLLAR CHANGE
IMMEDIATE RATE CHANGE	IN NET INTEREST INCOME	PERCENT CHANGE
+100bp	277	3.05
+ 50bp	139	1.53
- 50bp	(199)	(2.20)
-100bp	(399)	(4.39)

The table above indicates that the estimated effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by an estimated 3.05 percent or approximately $277,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 4.39 percent or approximately $399,000.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

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

     The following Form 8-K was filed with the SEC during the third quarter 2004:

     1. Bancorp filed a Current Report on Form 8-K with the SEC on July 26, 2004, announcing a cash dividend on its common stock. A copy of the July 26, 2004 press release issued by Bancorp was attached to that form as Exhibit 99.1.

     The following additional Forms 8-K were furnished to the SEC during the third quarter 2004:

     1. Bancorp furnished a Current Report on Form 8-K with the SEC on July 30, 2004, announcing financial results for the second quarter ended June 30, 2004. A copy of the July 30, 2004 press release issued by Bancorp was attached to that form as Exhibit 99.1.

     2. Bancorp furnished a Current Report on Form 8-K with the SEC on August 20, 2004, furnishing copies of the president’s letter to shareholders regarding results for the quarter ended June 30, 2004. Copies of the president’s letter and unaudited consolidated statements of income and balance sheets were attached to that form as Exhibits 99.1, 99.2 and 99.3, respectively.

     3. Bancorp furnished a Current Report on Form 8-K with the SEC on August 23, 2004 furnishing a copy of a press release announcing the opening of a new branch office of its subsidiary, EvergreenBank. A copy of the press release issued by Bancorp was attached to that form as Exhibit 99.1.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2004

EVERGREENBANCORP, INC.

/s/ William G. Filer II

William G. Filer II
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)