Form 10-K
period 2004-12-31
EVERGREENBANCORP INC
filed 2005-03-29
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(No Fee Required)
Commission file number 000-32915

EvergreenBancorp, Inc.
(Exact name of Registrant as specified in its Charter)

Washington	91-2097262
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

301 Eastlake Avenue East, Seattle, Washington (Address of Principal Executive Offices)	98109 (ZIP Code)
Registrant’s telephone number, including area code:
(206) 628-4250
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value per share
      Indicate by a checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by a checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by a checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.     Yes ☐          No ☑
      The aggregate market value of the voting common equity held by non-affiliates, based on the closing price as quoted on the OTC Bulletin Board at June 30, 2004 (the last business day of the most recent second fiscal quarter), was $20,930,586.
      The number of shares outstanding of the registrant’s no par value common stock as of March 17, 2005 was 1,496,071 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Designated portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders (Part III, Items 10-14).

EVERGREENBANCORP, INC.
FORM 10-K
ANNUAL REPORT

PART I
Forward-Looking Information Statement
      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and this statement is included for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the registrant and its wholly owned bank subsidiary (collectively referred to as “the Company”), are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual events to differ from the Company’s expectation include, but are not limited to, fluctuation in interest rates and loan and deposit pricing, which could reduce the Company’s net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company’s market areas, that could increase credit-related losses and expenses; a national or local disaster, including acts of terrorism; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company’s provision for loan losses and related expenses; higher than anticipated costs related to the Company’s new banking centers, or slower than expected earning assets growth which could extend anticipated breakeven periods at these locations; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company’s banking or other subsidiaries; and possible changes in tax rates, tax laws, or tax law interpretation.

Item 1.	Business
EvergreenBancorp, Inc.
      EvergreenBancorp, Inc. (“Bancorp”) is a bank holding company organized under the laws of the State of Washington. Bancorp was formed in 2001 pursuant to the reorganization of EvergreenBank (“the Bank”), whereby the Bank became a wholly owned subsidiary of Bancorp. This tax-free reorganization resulted in a share-for-share exchange of stock whereby stockholders of the Bank became stockholders of Bancorp. The bank holding company structure provides flexibility for financing and growth, as well as for acquiring or establishing other banking operations or businesses related to banking. In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (“the Trust”) to raise capital through a trust preferred securities offering. Prior to 2003, the Trust was consolidated in the Company’s financial statements. Under new accounting guidance, the Trust is no longer consolidated with the Company. Bancorp and Bank are collectively referred to herein as “the Company.” The terms “we,” “us,” and “our” refer to Bancorp, Bank or Trust where applicable.
      The Company remains committed to community banking and intends to remain community-focused. In 2004, the Bank conducted its banking business in substantially the same manner as prior to the reorganization, with the same name, management structure, and personnel. The Company continues to look for possible acquisition opportunities that can offer both compatibility of business operations and enhanced shareholder value. The Board’s philosophies and overall structure remain unchanged. One long-time member retired from the Board of Directors in the third quarter of 2004.
      The Company’s consolidated net income for 2004 was $1,282,000, or $0.86 per basic share ($0.84 per diluted share), and its consolidated equity at December 31, 2004 was $17,485,000, with 1,494,321 common shares outstanding and a book value of $11.70 per share. At December 31, 2004, the Company had total consolidated assets of approximately $209,630,000, loans of approximately $159,656,000, and deposits of approximately $173,801,000. For more information regarding the Company’s financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” of this 10-K report.

EvergreenBank
      EvergreenBank is a Washington commercial bank organized in 1971 under the name Teachers State Bank with its main office at 301 Eastlake Avenue East in Seattle (“Eastlake” office). The Bank has since opened four offices in Lynnwood, Bellevue, Federal Way and the South Lake Union area of Seattle in 1993, 2001, 2003 and 2004, respectively. A fifth office is scheduled to open in downtown Seattle in the second quarter of 2005. All offices are located within a 25 mile radius of Seattle. Over the years, the Bank has changed its business focus. In the late seventies, regulatory changes that allowed credit unions to issue drafts against their members’ share accounts created an opportunity for the Bank. In 1977, the Bank began marketing a share draft system that could process credit union’s share drafts for the Federal Reserve System. To reflect the Bank’s growing interest in consumer and commercial markets, and to clarify for potential customers that the Bank’s products and services were not limited to “teachers,” in 1980, its name was changed to “EvergreenBank.”
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

Market
      The Bank’s primary market area consists of King, Pierce, and Snohomish counties in Western Washington. The Bank began its operations from its Eastlake office location in Seattle and has since expanded its market with the addition of four branches within a 25-mile radius of Seattle.
      Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts, and money market accounts. Loans include commercial, real estate construction and development, installment and consumer loans, and residential real estate. Other products and services include merchant credit card processing, financial planning and investment services, cash management services, electronic funds transfers, electronic tax payment, and safe deposit boxes. The Bank also offers 24-hour telephone banking, an ATM network, as well as Internet banking and bill paying services.

Competition
      Commercial banking in the state of Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Washington is dominated by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Key Bank, Bank of America, and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank deposits in Washington. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank. In addition, the Bank has experienced competition for both deposits and loans from “non-bank” financial service providers, such as brokerage firms, captive automobile financing and equipment leasing companies.
      The adoption of the Gramm-Leach-Bliley Act of 1999 (“the Financial Services Modernization Act”) in November 1999 has led to further intensification of competition in the banking industry. The Financial Services Modernization Act has eliminated many of the barriers to affiliation among providers of various types of financial services and has permitted business combinations among financial providers such as banks, insurance companies, securities or brokerage firms, and other financial service providers. This has led to increased competition in both the market for providing financial services and in the market for acquisitions in which Bancorp also participates.

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

Employees
      On December 31, 2004, the Bank employed 54 full-time employees and 3 part-time employees. Employees are not represented by any collective bargaining agreement. Management considers its relations with employees to be good.
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
Federal Bank Holding Company Regulation
      General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports with the Federal Reserve and must provide it with such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.
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

      Regulation of Management. Federal law (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.
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
Corporate Governance and Accounting Legislation
      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses corporate and accounting fraud. The Act establishes a new accounting oversight board to enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”
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
      As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC. We anticipate that we will incur additional expense, including ongoing compliance with Section 404, as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

Anti-terrorism Legislation
      USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) is intended to combat terrorism. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While we believe the USA Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that the Act will have a material adverse effect on our business and operations.
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
Effects Of Government Monetary Policy
      Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, and its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Item 2.	Properties
      The Bank conducts business from five leased office locations: the Eastlake office at 301 Eastlake Avenue East, northeast of downtown Seattle; the Lynnwood office located at 2502 196th Street Southwest, Lynnwood; the Bellevue office located at 110 110th Avenue Northeast, Bellevue; the Federal Way office located at 1300 South 320th Street, Federal Way; and the South Lake Union office at 307 Westlake Avenue North, northwest of downtown Seattle. A new office located at 1111 Third Avenue, Seattle is scheduled to open in May of 2005. The leased premises are used for current operations and are deemed suitable for present needs and limited future expansion.
      The Company leases premises and parking facilities for the Eastlake and Lynnwood offices from PEMCO Mutual Insurance Company, under leases expiring from March 31, 2005 to May 31, 2007. The Company leases the Federal Way, South Lake Union, Bellevue and downtown Seattle premises from other parties and those leases expire June 30, 2008, August 31, 2009, and May 31, 2011 and April 30, 2015, respectively. See Note 14 “Leases” to the Consolidated Financial Statements at page 50.
      Items of furniture, fixtures, and equipment are purchased as needed by the Bank. The Bank is responsible for maintenance, repairs, operating expenses, and insurance.

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
      No matters were submitted to a vote of security holders in the fourth quarter of 2004.
PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Bancorp’s common stock is traded on the OTC Bulletin Board under the symbol “EVGG”. As of March 17, 2005, there were 657 holders of record of Bancorp’s common stock, and an estimated 304 holders of its stock in “street name” by brokerage firms.
      The table below shows, for the periods indicated, the reported high and low closing sale prices and cash dividends paid (adjusted to reflect the 10 percent stock dividend in November 2003 and the five-for-four stock split in November 2004).

	2004			2003

	Cash			Cash
	Dividend	High	Low	Dividend	High	Low

First Quarter	0.064	14.75	13.57	0.146	11.96	11.21
Second Quarter	0.064	14.44	13.89	—	11.82	11.74
Third Quarter	0.064	14.75	13.93	—	12.91	11.93
Fourth Quarter	0.064	18.00	14.63	0.102	16.00	12.69
      Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors from time to time and paid out of funds legally available. Because the Company’s consolidated net income consists largely of the net income of the Bank, Bancorp’s ability to pay dividends depends upon its receipt of dividends from the Bank. The Bank’s ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation — Dividends in Part I.” The declaration of dividends by Bancorp is discretionary and depends on Bancorp’s earnings and financial condition, regulatory limitations, tax considerations and other factors. Beginning in January 2004, the Board of Directors has approved the declaration of dividends on a quarterly, rather than an annual, basis. While the Board of Directors expects to continue to declare dividends, there can be no assurance that dividends will be paid in the future.
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
      No shares of common stock were repurchased by Bancorp during the fourth quarter of 2004.
Equity Compensation Plan Information
      We currently maintain one compensation plan that provides for the issuance of the Company’s common stock to officers and other employees, directors and consultants. The Company’s Amended 2000 Stock Option Plan was approved by shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the plan as of December 31, 2004:

Number of Shares Remaining
	Number of Shares to be	Weighted-Average	Available for Future Issuance
	Issued upon Exercise of	Exercise Price of	under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Shares
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders(1)	143,580	$10.86	85,482
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	143,580	$10.86	85,482

(1)	Amounts have been adjusted to reflect all applicable stock splits and dividends paid on the Company’s common stock.

Item 6.	Selected Consolidated Financial Data

	2004	2003	2002	2001	2000

INCOME STATEMENT DATA
Net interest income	$9,102	$8,200	$8,337	$7,714	$7,169
Provision for loan losses	321	233	330	479	455
Noninterest income	1,709	1,755	1,537	1,807	1,587
Noninterest expense	8,602	8,196	7,521	7,213	6,567
Net income	1,282	1,036	1,343	1,240	1,210

PER SHARE DATA(1)
Earnings per common share	$0.86	$0.70	$0.91	$0.82	$0.76
Diluted earnings per common share	0.84	0.69	0.90	0.82	0.76
Dividends declared per common share	0.256	0.247	0.114	0.106	0.097

BALANCE SHEET DATA
Total loans	$159,656	$138,468	$121,509	$122,219	$113,058
Allowance for loan losses	1,887	1,636	1,690	1,498	1,323
Real estate owned	—	2,659	—	—	—
Total assets	209,630	194,556	169,926	156,365	151,752
Total deposits	173,801	152,683	132,174	130,344	125,425
Total long-term debt	16,067	20,381	16,783	4,005	2,000
Stockholders’ equity	17,485	16,583	15,960	14,738	14,577

SELECTED FINANCIAL RATIOS
Return on average assets	0.66%	0.60%	0.82%	0.83%	0.81%
Return on average equity	7.58	6.42	8.84	8.50	8.67
Dividend payout ratio	29.80	35.33	12.51	13.39	13.31
Average equity to average assets	8.71	9.29	9.31	9.70	9.29
Net interest margin (tax equivalent)	5.01	5.02	5.48	5.52	5.36
Allowance for loan losses to total loans at the end of year	1.18	1.18	1.39	1.23	1.17
Nonperforming loans to total loans at the end of year(2)	0.14	0.46	0.66	0.95	0.49
Net loans charged off to average total loans	0.05	0.24	0.11	0.26	0.18

(1)	All per share amounts have been adjusted to reflect all applicable stock splits and dividends paid on the Company’s common stock.

(2)	Nonperforming loans include nonaccrual loans, and other loans 90 days or more past due.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
      EvergreenBancorp, Inc. (“Bancorp”) is a Washington chartered bank holding company formed in 2001 and headquartered in Seattle, Washington. Bancorp has as its primary business activity ownership of EvergreenBank (“the Bank”). The Bank’s principal business is personal and business banking. Services offered include commercial, real estate and consumer lending; savings, checking and certificate of deposit accounts; financial planning and investment services, ATM network, Internet banking, cash management services, and merchant credit card processing services. The Bank currently conducts business from five locations: the Eastlake office northeast of downtown Seattle, the Lynnwood office north of Seattle, the Bellevue office east of Seattle, the Federal Way office south of Seattle, and the South Lake Union office, north of downtown Seattle which opened in November of 2004. A new office located in downtown Seattle will open in May of 2005. Generally speaking, new branches have a negative impact on earnings in the short term until they reach a level of assets to support the initial overhead expenses incurred.
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
      The following discussion should be read along with the accompanying financial statements and notes. All share and per-share information in this annual report has been restated to give retroactive effect to all applicable stock splits and dividends paid on the Company’s stock. In the following discussion, unless otherwise noted, references to increases or decreases in balances for a particular period or date refer to the comparison with corresponding amounts for the period or date one year earlier.
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
Critical Accounting Policies
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified certain policies as being particularly sensitive in terms of judgments and the extent to which estimates are used. The policies relate to the determination of the allowance for loan losses, other real estate owned and the fair value of financial instruments, as described in further detail below and in the accompanying consolidated financial statements and footnotes thereto contained in this Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, estimates and assumptions, material differences in the results of operations or financial condition could result.
      Recently issued accounting standards. FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $34,000 during the balance of 2005, $58,000 in 2006, $33,000 in 2007, $18,000 in 2008, and $11,000 in 2009. There will be no significant effect on financial position as total equity will not change.
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
      Finally, management regularly monitors the performance of the loan portfolio with regard to levels of criticized and classified loans, as well as assessing regional economic factors which may impact the loan portfolio. This provides additional information for management’s regular evaluation of the allowance.
      Other Real Estate Owned. Other real estate owned is comprised of a property recorded at the lower of cost or market based upon the appraised value.
      Temporary Decline in Fair Value of Securities. In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, specifies criteria for determining whether the impairment is other-than-temporary and describes how to measure and recognize an impairment loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003. In September 2004 the Financial Accounting Standards Board deferred the effective date of the guidance on how to evaluate and recognize an impairment loss that is other-than-temporary, and the matter is currently pending the completion of a final FASB staff position paper on the subject. The impact of applying this pending guidance on the Company’s financial condition or results of operations cannot be determined until the final guidance is released. The Company continues to follow the requirements of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities.
      At December 31, 2004, the Company’s investment securities have an aggregate depreciation of 1.0 percent from the Company’s amortized cost basis. Most of this depreciation is centered in an investment in an adjustable rate mortgage fund, with underlying securities that reprice as rates increase. The depreciation in the value of this investment is due predominately to recent changes in market values resulting from increasing short-term interest rates. Based on past performance, management believes the fund can reasonably be expected to reprice and recover value as the recent trend of increasing short-term interest rates moderates, and in stable or declining interest rate environments. No credit issues have been identified that cause management to believe the declines in the fund’s market value are other than temporary.

      Under current accounting rules, declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining whether an unrealized loss is considered other-than-temporary, management considers: (1) the length of time and extent that fair value has been less than cost; (2) the financial condition and near term prospects of the issuer; and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. In management’s view, the decline in market value of the securities that were below amortized cost at December 31, 2004 does not represent an other-than-temporary impairment, and thus no loss was recognized on the income statement. Additional information regarding these securities can be found in Note 3, “Securities” to the Notes to Consolidated Financial Statements.
Overview
      The profitability of the Company’s operations depends primarily on the net interest income from its banking operations and investment activities, the provision for losses on loans, noninterest income, noninterest expense, and income tax expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income includes service charges on deposit accounts, net merchant credit card processing fees, gains from sales of loans and investment securities, and investment services commissions. Noninterest expense includes operating costs such as salaries and employee benefits, occupancy and equipment, technology, marketing, and other administrative expense.
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
      The historically low level of interest rates at the outset of 2004 began to increase mid-year as national and regional economic conditions improved, and as the Federal Reserve Bank increased the federal funds target rate from 1.00 percent in May of 2004 to 2.25 percent by year-end. In 2004 historically low rates continued to prompt borrowers to refinance loans. The Company benefited from refinancing through additional loan fees, however the first half of the year loan totals increased only slightly as loan originations were offset by loan refinancing and payoffs. The net interest margin compressed in the first half of the year and expanded in the second half as rates began to increase. In the second half of the year, loan demand increased substantially and by year-end loan totals had reached new record levels, up 15.3 percent over the prior year-end. Credit quality remains favorable despite an increase in impaired loans. The ratio of nonperforming loans to total loans declined year-over-year, and ended at a low level. Overall financial results for 2004 included an 11.0 percent improvement in net interest income due to growth in loans, partially offset by growth in operating expenses. Operating costs in 2004 included $132,000 recorded in the first quarter of 2004 to write down Bank-owned real estate to its sales value.
      Capital activities in 2004 included quarterly cash dividends paid in February, May, August and November, and a five-for-four stock split effective in November. Capital ratios remain relatively strong with the equity-to-assets ratio at 8.34 percent at December 31, 2004.
Results of Operations 2004 Compared to 2003
      The Company’s 2004 net income was $1,282,000 compared $1,036,000 in 2003, an increase of 23.7 percent. Basic and diluted earnings per share for 2004 were $0.86 and $0.84, respectively, compared to $0.70 and $0.69 for 2003. Return on average assets was 0.66 percent for 2004 and 0.60 percent for 2003. Returns on average common equity were 7.58 percent and 6.42 percent, respectively. The net interest margin

(net interest income on a taxable-equivalent basis divided by average earning assets) was 5.01 percent compared to 5.02 in 2003.
      The results of operations in 2004 reflected higher net interest income due to growth in loans. 2004 operating results included additional expense of $132,000 recorded in the first quarter of 2004 to write down Bank-owned real estate to the value realized upon its sale in May 2004.
      For the year, noninterest income including gains on sales of loans and investments decreased 2.6 percent. Operating expenses rose 5.0 percent and included additional professional services expense and costs associated with opening the new South Lake Union branch.
      The table of selected consolidated financial data, which appears on page 12, summarizes the Company’s financial performance for each of the past five years. Additional analysis of financial components is contained in the discussion that follows.
Results of Operations 2003 Compared to 2002
      The Company’s 2003 net income was $1,036,000 compared to $1,343,000 in 2002. Net income per basic share was $0.70 compared to $.91 in 2002. Return on average assets was 0.60 percent for 2003 and 0.82 percent for 2002. Return on average common equity was 6.42 percent and 8.84 percent, respectively. The net interest margin (net interest income on a taxable-equivalent basis divided by average earning assets) was 5.02 percent compared to 5.48 percent in 2002.
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
      The table of selected consolidated financial data, which appears on page 12, summarizes the Company’s financial performance for each of the past five years.
Net Interest Income
      The Company’s principal source of earnings is net interest income, which is the difference between interest income, including loan-related fee income, and interest expense. The individual components of net interest income and net interest margin are presented on pages 18 and 19.
2004 Compared to 2003
      Net interest income for 2004 was $9,102,000 compared to $8,200,000 in 2003. The 11.0 percent increase was principally due to growth in the average balance of the loan portfolio, and partially due to a change in the mix of earning assets from federal funds sold and securities to higher yielding loans. The net interest margin was stable year over year, declining slightly to 5.01 percent in 2004, compared to 5.02 percent in 2003, reflecting the larger decline in asset yield than the decline in cost of funds.
      Total interest income was $11,363,000 in 2004, compared to $10,408,000 in 2003. This increase of 9.2 percent was primarily attributable to a 17.8 percent increase in average loan balances, a change in the mix of earning assets from federal funds sold and securities to higher yielding loans, partially offset by lower rates on new and refinanced loans.
      Total interest expense was $2,261,000 in 2004 compared to $2,208,000 in 2003, an increase of 2.4 percent. This increase was largely due to growth in average time deposits outstanding, largely offset by the repricing of existing time deposits to lower interest rates, and by growth in non-interest bearing deposits.

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

Analysis of Average Balances, Net Interest Income, and Net Interest Margin

	Years Ended December 31,

							2004 Over 2003

							Change in Income
	2004			2003			Due to

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Volume	Rate

	(In thousands)
ASSETS
Loans:
Commercial and financial	$62,706	$4,504	7.18%	$53,822	$3,839	7.13%	$648	$16
Real estate	66,352	4,456	6.72	52,809	4,037	7.64	810	(392)
Consumer and other	13,170	1,283	9.74	14,129	1,410	9.98	(92)	(34)

Total loans	142,228	10,243	7.20	120,760	9,286	7.69	1,367	(409)
Federal funds sold	3,564	44	1.24	8,425	90	1.07	(63)	18
Interest-bearing deposits in financial institutions	962	4	0.42	1,328	12	0.90	(3)	(5)
Investment securities	35,575	1,130	3.18	33,828	1,078	3.19	59	(7)

Total earning assets	182,329	11,422	6.26	164,341	10,466	6.37	1,360	(404)
Cash and due from banks	7,500			6,953
Premises and equipment	3,402			2,377
Other real estate owned	330			144
Accrued interest and other assets	2,220			1,641
Allowance for loan losses	(1,677)			(1,657)

Total assets	$194,104			$173,799

LIABILITIES
Interest-bearing deposits:
Demand deposits	$11,133	12	0.11	$10,208	20	0.19	2	(10)
Savings deposits	49,384	469	0.95	48,677	513	1.05	7	(51)
Time deposits	48,953	972	1.99	36,868	829	2.25	224	(82)

Total interest-bearing deposits	109,470	1,453	1.33	95,753	1,362	1.42	234	(143)
Federal funds purchased	1,715	14	0.83	3,054	20	.65	(14)	8
Federal Home Loan Bank advances	12,663	541	4.27	14,313	586	4.09	(71)	26
Junior subordinated debt	5,000	253	5.06	5,000	240	4.80	—	23

Total interest-bearing liabilities	128,848	2,261	1.75	118,120	2,208	1.87	150	(92)
Noninterest-bearing deposits	46,323			37,940
Accrued interest and other liabilities	2,024			1,593

Total liabilities	$177,195			157,653
Stockholders’ equity	16,909			16,146

Total liabilities and stockholders’ equity	$194,104			$173,799

Interest revenue as a percentage of average earning assets			6.26%			6.37%
Interest expense as a percentage of average earning assets			1.24%			1.34%

Net interest income on a taxable-equivalent basis and net interest margin		$9,156	5.02%		$8,258	5.02%

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

Provision and Allowance for Loan Losses
      The provision for loan losses was $321,000 in 2004 compared to $233,000 and $330,000 for 2003 and 2002, respectively. At December 31, 2004, the allowance for loan losses was $1,887,000, or 1.18 percent of total loans, compared with $1,636,000, or 1.18 percent at December 31, 2003. At December 31, 2003, the allowance for loan losses was $1,636,000, or 1.18 percent of total loans, compared with $1,690,000, or 1.39 percent at December 31, 2002. Nonperforming loans (nonaccrual loans and loans over 90 days past due) to total loans at the end of 2004 were 0.14 percent compared to 0.46 percent at December 31, 2003, and 0.66 percent at December 31, 2002.
      The increase in the provision for loan losses in 2004 resulted largely from changes in portfolio composition, offset by improved net loan loss experience.
      The decrease in the provision for loan losses for 2003 compared to 2002 resulted from improvements in overall credit quality and favorable loan loss experience. The allowance for loan losses to total loans percentage was lower at the end of 2003 primarily because most loan growth occurred late in the year, reflecting the higher credit quality of the new loans. In addition, a fourth quarter foreclosure action on one loan resulted in a lower level of nonperforming loans in the allowance calculation. A portion of the loan was charged off to the allowance for loan losses to record the acquired property in the “other real estate owned” category at the lower of cost or realizable value.
      Management evaluates the adequacy of the allowance on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors.
      The Company considers the allowance for loan losses adequate to cover probable incurred losses, however, no assurance can be given that actual losses will not exceed estimated amounts. In addition, changes in factors such as regional economic conditions and the financial strength of individual borrowers may require changes in the level of the allowance, and in turn cause fluctuations in reported earnings and provisions for loan losses.
      An analysis of the changes in the allowance for loan losses, including provisions, recoveries, and loans charged off is presented in Note 5, “Allowance for Loan Losses” to the Consolidated Financial Statements.
Noninterest Income
      Noninterest income in 2004, 2003 and 2002 totaled $1,709,000, $1,755,000, and $1,537,000, respectively.
      The decrease of 2.6 percent in 2004 was primarily due to lower recorded gains on sales of securities available-for-sale and lower commissions and fees, offset by higher revenue from service charges on deposit accounts.
      The increase of 14.2 percent in 2003 compared to 2002 was primarily due to higher revenue from service charges on deposit accounts, increased investment services commissions, and higher recorded gains on sales of available-for-sale securities.
Noninterest Expense
      The Company’s total noninterest expense for 2004, 2003, and 2002 was $8,602,000, $8,196,000, and $7,521,000, respectively.
      Noninterest expense increased $406,000 or 5.0 percent in 2004. The change in this category was primarily due to an increase of $223,000 in salaries and employee benefits. Noninterest expense for 2004 included the first quarter write-down of $132,000 in the value of other real estate owned, additional professional services expense, and certain costs associated with opening a new branch in the South Lake Union area of Seattle in November 2004.

      Noninterest expense increased $675,000 or 9.0 percent in 2003 compared to 2002. The change in this category was primarily due to increases in employee wages and benefits, occupancy and equipment, and professional services expense. Noninterest expense for 2003 included certain costs, including marketing, associated with opening a new branch in Federal Way in September 2003.
Review of Financial Condition
      Total assets increased 7.7 percent in 2004 to $209,630,000, securities decreased 11.7 percent to $35,170,000, loans increased 15.3 percent to $159,656,000, and deposits increased 13.8 percent to $173,801,000.
Analysis of Securities
      The components of the investment portfolio were as follows at December 31:

	2004	2003	2002
	Carrying	Carrying	Carrying
	Value	Value	Value

	(In thousands)
U.S. agencies	$8,004	$8,481	$3,032
State and political subdivisions	3,555	3,567	2,123
AMF Adjustable Rate Mortgage Fund	14,832	16,586	5,397
Mortgage-backed securities and collateralized mortgage obligations	7,367	9,812	11,843
Federal Home Loan Bank stock	1,412	1,372	1,299

Total	$35,170	$39,818	$23,694

      The securities portfolio decreased $4,648,000 from December 31, 2003 to December 31, 2004. The decrease resulted primarily from $6,390,000 in proceeds from sales, maturities and principal payments on securities, offset by purchases of securities totaling $1,523,000.
      The securities portfolio increased $16,279,000 from December 31, 2002 to December 31, 2003. The increase was funded primarily with deposit growth and proceeds from FHLB borrowings.
      The following table sets forth the maturities of securities at December 31, 2004. Taxable equivalent values are used in calculating yields assuming a tax rate of 34 percent.

		After 1 Year	After 5 Years		Total and
	Within	but Within	but Within	After	Weighted
	1 Year/	5 Years/	10 Years/	10 Years/	Average
	Yield	Yield	Yield	Yield	Yield

	(In thousands, carrying value)
U.S. agencies	$498	$5,005	$2,501	$—	$8,004
	1.95%	2.89%	1.00%		2.24%
State and political subdivisions	136	1,927	1,492	—	3,555
	2.85%	3.89%	4.74%		4.21%
AMF Adjustable Rate Mortgage Fund*	14,832	—	—	—	14,832
	2.74%				2.74%
Mortgage-backed securities and collateralized mortgage obligations	—	455	—	6,912	7,367
		5.58%		3.21%	3.36%
Federal Home Loan Bank stock*	1,412	—	—	—	1,412

Total	$16,878	$7,387	$3,993	$6,912	$35,170

*	Securities without a stated maturity.

Loans
      At December 31, 2004, loans totaled $159,656,000, an increase of $21,188,000 or 15.3 percent over December 31, 2003. At December 31, 2004, the Bank had $76,813,000 in loans secured by real estate, compared to $71,845,000 at December 31, 2003. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.
      The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses, and the analysis of the allowance for loan losses as of December 31, 2004 and 2003:

Types of Loans

	2004	2003	2002	2001	2000

	(In thousands)
Commercial	$55,563	$53,770	$47,603	$53,791	$46,265
Real estate:
Commercial	67,165	48,963	42,497	28,349	39,605
Construction	11,538	10,911	5,574	7,002	5,187
Residential 1-4 family	11,508	11,971	10,821	13,942	21,726
Consumer and other	13,882	12,853	15,014	19,135	275

Total	$159,656	$138,468	$121,509	$122,219	$113,058

      The following table shows the amounts maturing or repricing as of December 31, 2004:

	Within		After
	1 Year	1-5 Years	5 Years	Total

	(In thousands)
Commercial	$35,817	$17,610	$2,136	$55,563
Real estate:
Commercial	20,998	41,421	4,746	67,165
Construction	11,401	137	—	11,538
Residential 1-4 family	7,310	4,094	104	11,508
Consumer and other	9,540	4,255	87	13,882

Total	$85,066	$67,517	$7,073	$159,656

      Loans maturing by fixed or variable rates after one year:

		After
	1-5 Years	5 Years

	(In thousands)
Fixed rates	$26,537	$7,142
Variable rates	17,586	43,355

Total	$44,123	$50,497

Allocation of the Allowance for Loan Losses
      In the following table, the allowance for loan losses at December 31, 2004, 2003, 2002, 2001 and 2000 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations.
(In thousands)

		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each		in Each		in Each
	2004	Category	2003	Category	2002	Category	2001	Category	2000	Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$1,000	35	$885	39	$1,024	39	$908	44	$545	41
Real estate:
Commercial	568	42	436	35	423	35	261	23	50	5
Construction	117	7	110	8	59	5	65	6	148	14
Res 1-4	11	7	9	9	28	9	12	11	236	21
Consumer/other	191	9	196	9	156	12	252	16	344	19

Total	$1,887	100	$1,636	100	$1,690	100	$1,498	100	$1,323	100

% of loan portfolio	1.18%		1.18%		1.39%		1.23%		1.17%

      This allocation of the allowance for loan losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

Analysis of the Allowance for Loan Losses
      The following table summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries, and net loan losses by loan category.

	Year Ending December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Beginning balance	$1,636	$1,690	$1,498	$1,323	$1,055
Charge-offs:
Commercial	24	81	108	185	147
Real estate:
Commercial	—	—	20	—	—
Construction	—	—	—	—	—
Residential 1-4 family	—	184	—	—	90
Consumer and other	146	67	63	176	25

Total charge-offs	170	332	191	361	262
Recoveries:
Commercial	87	17	22	57	70
Real estate:
Commercial	—	20	—	—	—
Construction	—	—	1	—	—
Residential 1-4 family	—	8	—	—	—
Consumer and other	13	—	30	—	5

Total recoveries	100	45	53	57	75

Net charge-offs/(recoveries)	70	287	138	304	187
Provision	321	233	330	479	455

Ending balance	$1,887	$1,636	$1,690	$1,498	$1,323

Ratio of net charge-offs to average loans outstanding	0.12%	0.24%	0.11%	0.26%	0.18%

Nonperforming Loans and Assets
      The following table sets forth the amounts and categories of non-performing loans and assets for the years ended December 31:

	2004	2003	2002	2001	2000

	(In thousands)
Nonaccruing loans:
Commercial	$182	$112	$309	$463	$165
Real Estate	—	—	462	90	—
Consumer	31	—	1	—	112

Total(1)	213	112	772	553	277
Accruing loans delinquent 90 days or more:
Commercial	5	464	15	444	222
Real Estate	—	—	—	111	—
Consumer	—	67	12	47	56

Total	5	531	27	602	278

Total non-performing loans	218	643	799	1155	555
Other real estate owned	—	2,659	—	—	—

Total non-performing assets	$218	$3,302	$799	$1,155	$555

Total non-performing loans as a percentage of loans	0.14%	0.46%	0.66%	0.95%	0.49%

Total non-performing assets as a percentage of assets	0.10%	1.70%	0.47%	0.74%	0.37%

(1)	If interest on these nonaccruing loans had been recognized, such income would have been $9,000, $9,000, $68,000, $22,000, and $28,000 for 2004, 2003, 2002, 2001 and 2000.
      The decrease in other real estate owned at December 31, 2004 resulted from the sale of foreclosed property in May 2004.
      At December 31, 2003, other real estate owned consisted of one residential real estate property acquired through foreclosure in December 2003. Upon foreclosure, the Bank charged off a portion of the non-performing loan secured by the foreclosed property and transferred the remaining balance to other real estate owned. The property was recorded at the lower of cost or realizable value, based on a third party appraisal less estimated selling costs.
      There were no commitments for additional funds related to the loans noted above. At December 31, 2004, there were no potential problem loans that are not now disclosed where known information causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms.
      Nonperforming loans include nonaccrual loans and accruing loans delinquent 90 days or more. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal and interest, unless the loan is well-secured and in the process of collection. If management believes that collection is doubtful after considering relevant conditions, accrual of interest is discontinued immediately.

Deposits
      The average daily amount of deposits and rates paid on interest bearing deposits is summarized for the periods indicated in the following table:

	2004		2003		2002

	Amount	Rate	Amount	Rate	Amount	Rate

	(In thousands)
DEPOSITS
Noninterest bearing demand	$46,323	0.00%	$37,940	0.00%	$35,464	0.00%
Interest bearing demand	11,133	0.11	10,208	0.19	9,094	0.25
Savings deposits	49,384	0.95	48,677	1.05	45,875	1.77
Time deposits:
Certificates of deposit, under $100,000	22,369	2.08	19,839	2.53	22,278	3.30
Certificates of deposit, over $100,000	13,184	2.14	14,640	2.03	14,166	3.21
Public funds	13,400	1.66	2,389	1.28	2,826	1.77

Total time deposits	48,953	1.98%	36,868	2.25%	39,270	3.16%

Total	$155,793		$133,693		$129,703

      Maturities of time certificates of deposits of $100,000 or more outstanding as of December 31, 2004 are summarized as follows:

Amount

(In thousands)
3 months or less	$20,091
Over 3 months through 6 months	3,060
Over 6 months through 12 months	2,005
Over 12 months	5,243

Total	$30,399

Borrowings
      The following tables set forth certain information with respect to federal funds purchased and FHLB advances for the periods indicated:

	December 31,	December 31,	December 31,
	2004	2003	2002
Federal Funds Purchased
	(In thousands)
Balance at end of year	$—	$3,097	$3,353
Weighted average interest rate at end of year	—	0.50%	0.80%
Maximum amount outstanding(1)	3,212	4,666	7,921
Average amount outstanding	1,715	3,054	4,721
Weighted average interest rate during the year	0.83%	0.65%	1.19%

(1)	Based on amount outstanding at month end during each year.

	December 31,	December 31,	December 31,
	2004	2003	2002
FHLB Advances
	(In thousands)
Balance at end of year	$11,067	$15,381	$11,783
Weighted average interest rate at end of year	4.50%	3.81%	4.26%
Maximum amount outstanding(1)	17,537	19,339	12,499
Average amount outstanding	12,663	14,313	8,555
Weighted average interest rate during the year	4.27%	4.09%	4.85%

(1)	Based on amount outstanding at month end during each year.
Junior Subordinated Debt (Trust Preferred Securities)
      In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (“the Trust”) a statutory trust formed under the laws of the State of Delaware. In May 2002, the Trust issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by the Trust, Bancorp issued junior subordinated debentures to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 3.50% (5.51% at December 31, 2004), provided that this rate cannot exceed 12.0% through June 30, 2007. The junior subordinated debentures will mature in 2032, at which time the preferred securities must be redeemed. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs totaling $209,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.
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
Contractual Obligations and Commitments
      In the normal course of business, to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. Such off-balance-sheet items are recognized in the financial statements when they are funded or related fees are received. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The off-balance-sheet items do not represent unusual elements of credit risk in excess of the amounts recognized in the balance sheets.
      At December 31, 2004, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $46,686,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.
      For additional information regarding off-balance-sheet items, refer to Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements.
      The following table summarizes the Company’s significant contractual obligations and commitments at December 31, 2004:

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Federal Home Loan Bank advances	$3,654	$5,227	$2,186	$—	$11,067
Junior subordinated debt	—	—	—	5,000	5,000
Operating leases	550	843	312	172	1,877

Total	$4,204	$6,070	$2,498	$5,172	$17,944

      In January 2005, the Bank entered into a new 10 year lease agreement for additional office space in Seattle, Washington. This lease commences on May 1, 2005 and ends on April 30, 2015. The future operating lease commitments for the new office are $126,000 for 2005, $397,000 after one year to three years, $428,000 for three to five years, and $1,287,000 for after five years, totaling $2,238,000.
      Purchase obligations are primarily contracts with vendors to provide services, such as information processing. For additional discussion of FHLB advances and junior subordinated debt, see Note 8 “Federal Funds Purchased, Advances from Federal Home Loan Bank (“FHLB”) and Junior Subordinated Debt” to the Consolidated Financial Statements.
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
      The Consolidated Statements of Cash Flows on page 36 provides information on the sources and uses of cash for the years ended December 31, 2004, 2003, and 2002. As shown in these statements, the Company’s largest cash flows relate to both investing and financing activities.
      Over the past year, the primary investing and financing activities that have required the greatest use of cash include lending and the repayment of Federal Home Loan Bank advances. The primary sources of cash flows have been growth in deposits and sales, maturities and principal paydowns on securities available for sale.

      In 2003, the primary investing activities that required the greatest use of cash included lending and purchases of new securities. Purchases of securities in 2003 were predominately in an adjustable rate mortgage-backed securities fund to maintain overall liquidity and control interest rate risk. The primary sources of cash flows have been growth in deposits and an increase in FHLB borrowings.
      In 2002, under a planned growth strategy, the Company added certain mortgage-related securities to the investment portfolio, funded largely by FHLB advances. The strategy was designed to provide a steady positive monthly cash flow from the investment portfolio for reinvestment into loans and to meet other liquidity needs.
      The Bank has a credit line through the Federal Home Loan Bank for properly collateralized borrowings up to 20% of the Bank’s total assets. In addition, the Bank has approved credit lines with correspondent banks for overnight funds credit facilities aggregating in $13,500,000.
Interest Rate Risk
      The Company’s profitability depends largely upon its net interest income, which is the difference between interest earned on assets, primarily loans and investments, and the interest expense incurred on its liabilities, largely deposits and borrowings. Interest rate risk is the variation in bank performance introduced by changes in interest rates over time. The Company’s objective in managing interest rate risk is to minimize the impact on net income due to significant changes in interest rates.
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
Net Interest Income Analysis (in thousands; rate changes in basis points (bp) = 1/100 of 1%):

	December 31, 2004			December 31, 2003

	Dollar	Percent		Dollar	Percent
Immediate Rate Change	Change	Change	Immediate Rate Change	Change	Change

+100bp	$309	3.05%	+100bp	$190	2.23%
+50bp	155	1.53	+50bp	95	1.12
-50bp	(167)	(1.65)	-50bp	(184)	(2.16)
-100bp	(334)	(3.30)	-100bp	(367)	(4.31)
      The tables above reflect the effect of interest rate changes on the Company’s net interest income. At December 31, 2004, the table to the left indicates that the effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by 3.05 percent or approximately $309,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 3.30 percent or approximately $334,000. For comparison purposes, the table to the right presents the rate risk profile as of December 31, 2003.
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
Capital Resources
      Stockholders’ equity on December 31, 2004, was $17,485,000 compared to $16,583,000 at December 31, 2003, an increase of $902,000 or 5.4 percent. Current earnings were $1,282,000 and dividends paid were $382,000. The change in unrealized losses on securities available-for-sale, net of deferred taxes, also reduced the total stockholders’ equity by $71,000 during 2004.
      At December 31, 2004, the Company had total “risk-based capital” of $24,305,000 which exceeded the “well-capitalized” threshold of $17,282,000, as defined by federal banking regulators. See Note 18 “Regulatory Capital Requirements” to the Consolidated Financial Statements for additional information on risk-based capital and other regulated capital ratios.
      Capital management activities in 2004 included the payment of four quarterly cash dividends and a five-for-four stock split in November.
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
      The discussion relating to quantitative and qualitative disclosures about market risk is included in Item 7 above, specifically in the sections titled “Interest Rate Risk” and “Net Interest Income Analysis.”

Item 8.	Financial Statements and Supplementary Data
      The following audited consolidated financial statements and related documents are set forth below on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of EvergreenBancorp, Inc.
      We have audited the accompanying consolidated balance sheets of EvergreenBancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EvergreenBancorp, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC
Oak Brook, Illinois
March 9, 2005

EVERGREENBANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share data)
Assets
Cash and due from banks	$9,407	$9,701
Federal funds sold	2,736	180
Interest-bearing deposits in financial institutions	2	744

Cash and cash equivalents	12,145	10,625
Securities available-for-sale	35,170	39,818
Loans	159,656	138,468
Allowance for loan losses	(1,887)	(1,636)

Net loans	157,769	136,832
Premises and equipment	2,576	2,469
Other real estate owned	—	2,659
Accrued interest and other assets	1,970	2,153

Total assets	$209,630	$194,556

Liabilities
Deposits
Noninterest-bearing	$54,193	$47,132
Interest-bearing	119,608	105,551

Total deposits	173,801	152,683
Federal funds purchased	—	3,097
Federal Home Loan Bank advances	11,067	15,381
Accrued expenses and other liabilities	2,277	1,812
Junior subordinated debt	5,000	5,000

Total liabilities	192,145	177,973
Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 1,494,321 shares issued at 2004; 1,190,366 shares issued at 2003	15,927	15,854
Retained earnings	1,678	778
Accumulated other comprehensive loss	(120)	(49)

Total stockholders’ equity	17,485	16,583

Total liabilities and stockholders’ equity	$209,630	$194,556

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except
	per share data)
Interest income
Loans, including fees	$10,243	$9,286	$10,074
Taxable securities	976	955	705
Tax exempt securities	94	77	70
Federal funds sold and other	50	90	200

Total interest income	11,363	10,408	11,049
Interest expense
Deposits	1,453	1,362	2,077
Federal funds purchased	14	20	56
Federal Home Loan Bank advances	541	586	413
Junior subordinated debt	253	240	166

Total interest expense	2,261	2,208	2,712

Net interest income	9,102	8,200	8,337
Provision for loan losses	321	233	330

Net interest income after provision for loan losses	8,781	7,967	8,007
Noninterest income
Service charges on deposit accounts	1,305	1,176	1,072
Merchant credit card processing	145	166	155
Gain from sales of loans	—	10	—
Gain on sales of securities available-for-sale	15	56	10
Other commissions and fees	136	180	153
Other noninterest income	108	167	147

Total noninterest income	1,709	1,755	1,537
Noninterest expense
Salaries and employee benefits	4,259	4,036	3,879
Occupancy and equipment	1,391	1,318	1,196
Data processing	727	728	670
Marketing	393	362	216
Loss on other real estate owned	132	—	—
Other noninterest expense	1,700	1,752	1,560

Total noninterest expense	8,602	8,196	7,521

Income before income taxes	1,888	1,526	2,023
Income tax expense	606	490	680

Net income	$1,282	$1,036	$1,343

Basic earnings per share	$0.86	$0.70	$0.91

Diluted earnings per share	$0.84	$0.69	$0.90

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003, and 2002

				Accumulated
		Common		Other
	Common	Stock		Comprehensive	Total
	Stock	and	Retained	Income	Stockholders’
	Shares	Surplus	Earnings	(Loss)	Equity

	(In thousands, except per share data)
Balance at January 1, 2002	934,817	$11,485	$3,198	$55	$14,738
Comprehensive income
Net income	—	—	1,343	—	1,343
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	42	42

Total comprehensive income	—	—	—	—	1,385
Cash dividend ($.127 per share)	—	—	(168)	—	(168)
Stock dividend (15%)	140,223	2,107	(2,107)	—	—
Repurchase of fractional shares	(269)	(4)	—	—	(4)
Exercise of stock options and related tax benefit	690	9	—	—	9

Balance at December 31, 2002	1,075,461	13,597	2,266	97	15,960
Comprehensive income
Net income	—	—	1,036	—	1,036
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(146)	(146)

Total comprehensive income	—	—	—	—	890
Cash dividends ($.248 per share)	—	—	(366)	—	(366)
Stock dividend (10%)	107,944	2,158	(2,158)	—	—
Exercise of stock options	6,961	88	—	—	88
Tax benefit from stock related compensation	—	11	—	—	11

Balance at December 31, 2003	1,190,366	15,854	778	(49)	16,583
Comprehensive income
Net income	—	—	1,282	—	1,282
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(71)	(71)

Total comprehensive income					1,211
Cash dividends ($.256 per share)	—	—	(382)	—	(382)
Stock split (five-for-four)	298,645	—	—	—	—
Repurchase of fractional shares	(296)	(7)	—	—	(7)
Exercise of stock options	5,606	69	—	—	69
Tax benefit from stock related compensation	—	11	—	—	11

Balance at December 31, 2004	1,494,321	$15,927	$1,678	$(120)	$17,485

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2004, 2003 and 2002

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net income	$1,282	$1,036	$1,343
Other comprehensive income:
Change in unrealized gain (loss) on securities available for sale	(91)	(166)	74
Reclassification adjustment for gains included in net income	(15)	(56)	(10)

Net unrealized gains (losses)	$(106)	$(222)	$64
Tax effect	35	76	(22)

Total other comprehensive income (loss)	$(71)	$(146)	$42

Total comprehensive income	$1,211	$890	$1,385

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net income	$1,282	$1,036	$1,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	663	597	492
Provision for loan losses	321	233	330
Gain from sales of securities	(15)	(56)	(10)
Gain on sales of loans	—	(10)	—
Write-down of other real estate owned	132	—	—
Amortization of premiums and discounts on securities	79	159	65
Federal Home Loan Bank stock dividends	(40)	(74)	(76)
Dividends reinvested	(349)	(290)	(251)
Other changes, net	694	(291)	(326)

Net cash provided by operating activities	2,767	1,304	1,567
Cash flows from investing activities
Proceeds from sales, maturities and principal payments on securities available for sale	6,390	9,524	7,047
Purchases of securities available for sale	(1,523)	(32,767)	(16,115)
Net (increase) decrease in loans	(21,258)	(20,199)	572
Proceeds from sales of loans	—	304	—
Proceeds from sale of other real estate owned	2,527	—	—
Purchases of premises and equipment	(770)	(892)	(741)
Proceeds from prepayments of securities available-for-sale	—	7,158	923

Net cash used in investing activities	(14,634)	(36,872)	(8,314)
Cash flows from financing activities
Net increase in deposits	21,118	20,509	1,830
Net decrease in federal funds purchased	(3,097)	(256)	(2,244)
Proceeds from Federal Home Loan Bank advances	—	5,460	8,700
Repayment of Federal Home Loan Bank advances	(4,314)	(1,862)	(922)
Proceeds from issuance of junior subordinated debt	—	—	5,000
Repurchase of common stock	(7)	—	(4)
Proceeds from exercise of stock options	69	88	9
Dividends paid	(382)	(366)	(168)

Net cash provided by financing activities	13,387	23,573	12,201

Net increase (decrease) in cash and cash equivalents	1,520	(11,995)	5,454
Cash and cash equivalents at beginning of year	10,625	22,620	17,166

Cash and cash equivalents at end of year	$12,145	$10,625	$22,620

Supplemental disclosures of cash flow information
Interest paid	$2,203	$2,221	$2,906
Income taxes paid	326	760	766
Supplemental disclosures of noncash investing activities
Transfer of loan to other real estate owned	—	2,659	—
See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Summary of Significant Accounting Policies
      Organization. EvergreenBancorp, Inc. (“Bancorp”) was formed February 9, 2001 and is a Washington corporation chartered as a bank holding company. Bancorp holds all of the issued and outstanding shares of EvergreenBank (“the Bank”). As further discussed in Note 8, EvergreenBancorp Capital Trust I (“the Trust”) had previously been consolidated with the Company and is now reported separately. The consolidated entities are collectively referred to as “the Company.” The Bank is a Washington state chartered financial institution established in 1971 that engages in general commercial and consumer banking operations. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“the FDIC”).
      The Bank offers a broad spectrum of personal and business banking services, including commercial, consumer, and real estate lending. The Bank’s offices are centered in the Puget Sound region in the Seattle, Lynnwood, Bellevue, and Federal Way communities.
      Operating Segments. While the Company’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable segment.
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
      The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles and with the general practices in the banking industry. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, cash items, clearings and exchanges, amounts due from correspondent banks, interest-bearing deposits in other financial institutions, and federal funds sold. Federal funds sold generally mature within one to four days from the transaction date.
      Securities. Securities classified as available-for-sale are reported at fair value, with the net unrealized gains or losses, net of tax, reported in other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains or losses on securities sold are based on the net proceeds and adjusted book values of the securities sold, using the specific identification method. Other securities, such as FHLB stock, are carried at cost.
      Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
      Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer,

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
      Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
      Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in the process of collection. Consumer and credit card loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
      All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
      Premises and Equipment. Premises and equipment include leasehold improvements and are stated at cost, less accumulated depreciation and amortization on the straight-line method over the shorter of the estimated useful lives of the assets ranging from 5 to 10 years or the terms of the related leases. The Company leases the premises upon which it conducts business. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 5 to 7 years. Maintenance, repairs, taxes, and insurance are charged to noninterest expense.
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

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the reclassification and tax effects of the change in unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity.
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

	2004	2003	2002

	(In thousands, except
	per share data)
Net income as reported	$1,282	$1,036	$1,343
Deduct: Stock-based compensation expense determined under fair value based method	52	49	38

Pro forma net income	$1,230	$987	$1,305

Basic earnings per share as reported	$0.86	$0.70	$0.91
Pro forma basic earnings per share	0.82	0.66	0.88
Diluted earnings per share as reported	0.84	0.69	0.90
Pro forma diluted earnings per share	0.81	0.66	0.87

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average fair value of individual options granted was $2.59, $2.42, and $2.94 in 2004, 2003, and 2002. The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2004	2003	2002

Risk-free interest rate	3.65%	3.00%	4.64%
Expected option life	7.50 years	7.50 years	7.50 years
Expected stock price volatility	13%	12%	13%
Dividend yield	1.8%	1.1%	1.1%
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

Effect of Newly Issued but Not Yet Effective Accounting Standards:
      FAS 123R requires all public companies to record compensation costs for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $34,000 during the balance of 2005, $58,000 in 2006, $33,000 in 2007, $18,000 in 2008, and $11,000 in 2009. There will be no significant effect on financial position as total equity will not change.
      SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.
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
      Cash on hand or on deposit with the Federal Reserve Bank of $1,423,000 and $996,000 was required to meet regulatory reserve and clearing requirements at year end 2004 and 2003. These balances do not earn interest.

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:	Securities
      The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

December 31, 2004
U.S. agencies	$8,004	$21	$(37)
States and political subdivisions	3,555	38	(4)
Mortgage-backed securities and collateralized mortgage obligations	7,367	21	(36)
AMF Adjustable Rate Mortgage Fund	14,832	—	(185)
Federal Home Loan Bank stock	1,412	—	—

Total securities available-for-sale	$35,170	$80	$(262)

December 31, 2003
U.S. agencies	$8,481	$30	$(49)
States and political subdivisions	3,567	49	(4)
Mortgage-backed securities and collateralized mortgage obligations	9,812	38	(49)
AMF Adjustable Rate Mortgage Fund	16,586	—	(91)
Federal Home Loan Bank stock	1,372	—	—

Total securities available-for-sale	$39,818	$117	$(193)

      The scheduled maturities of securities available-for-sale at December 31, 2004 were as follows. Securities not due at a single maturity date are shown separately. (in thousands):

Fair
Value

Due in one year or less	$634
Due after one year through five years	6,932
Due after five years through ten years	3,993

Total	11,559
AMF Adjustable Rate Mortgage Fund	14,832
Mortgage-backed securities and collateralized mortgage obligations	7,367
Federal Home Loan Bank stock	1,412

Total	$35,170

      Sales of securities available-for-sale were as follows (in thousands):

	2004	2003	2002

Proceeds	$2,525	$5,433	$5,000
Gross gains	25	56	10
Gross losses	(10)	—	—
      Securities with an estimated carrying value of $9,880,000 and $1,511,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company is required to maintain a minimum investment in the stock of the FHLB of Seattle based on certain percentages of outstanding mortgage loans or advances from FHLB. At December 31, 2004, the minimum required investment was $666,100, which the Company exceeded. Dividend income from the FHLB stock was $40,000, $74,000, and $76,000 for 2004, 2003, and 2002, respectively.
      Securities with unrealized losses at year-end 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. agencies	$3,495	$(25)	$988	$(12)	$4,483	$(37)
State and political subdivisions	891	(4)	—	—	891	(4)
Mortgage-backed securities	6,210	(36)	31	—	6,240	(36)
AMF Adjustable Rate Mortgage Fund	283	(1)	14,549	(184)	14,832	(185)

Total temporarily impaired	$10,879	$(66)	$15,568	$(196)	$26,446	$(262)

      At December 31, 2004, securities with unrealized losses have an aggregate depreciation of 1.0 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, are expected to regain the lost value with stable or declining interest rates in keeping with the pattern of past economic cycles, and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability to hold these securities until maturity or for the foreseeable future.
      At December 31, 2003, there were no securities that had carried unrealized losses for more than one year. The unrealized losses at December 31, 2003 were considered temporary due to fluctuations in interest rates for similar type issues.

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
      Loans at December 31 consisted of the following (in thousands):

	2004	2003

Commercial	$55,563	$53,770
Real estate mortgage	78,673	60,934
Real estate construction	11,538	10,911
Consumer	13,685	12,778
Other including overdrafts	197	75

Total	$159,656	$138,468

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Loans at December 31, 2004, by maturity or repricing date were as follows (in thousands):

	Fixed	Variable
	Rate	Rate	Total

Due in one year or less	$12,212	$72,641	$84,853
Due after one year through five years	26,537	40,980	67,517
Due after five years	7,073	0	7,073

Total	$45,822	$113,621	$159,443

Loans on which the accrual of interest has been discontinued			213

Total			$159,656

      Unamortized deferred loan fees net of unamortized origination costs were $695,000 and $637,000 at December 31, 2004 and 2003, respectively.
      The aggregate amount of loans serviced for others, including loan participations and the sold portion of U.S. government guaranteed loans, was $9,388,000 at December 31, 2004 and $7,454,000 at December 31, 2003.
      At December 31, 2004 and 2003, loans aggregating $22,258,000 and $19,026,000, respectively, were reported as available as collateral for the advances from the FHLB of Seattle, as described in Note 8.
      Loans to principal officers, directors, and their affiliates in 2004 were as follows.

Beginning balance	$1,825
Repayments	(1,716)
Additions	939

Ending balance	$1,048

Note 5:	Allowance for Loan Losses
      Changes in the allowance for loan losses were as follows (in thousands):

	2004	2003	2002

Balance at January 1	$1,636	$1,690	$1,498
Recoveries credited to the allowance	100	45	53
Provision for loan losses	321	233	330
Loans charged off	(170)	(332)	(191)

Balance at December 31	$1,887	$1,636	$1,690

      A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:

	2004	2003

Impaired loans for which no allowance for loan losses was allocated	$65	$58
Impaired loans with an allocation of the allowance for loan losses	483	54

Total	$548	$112

Amount of the allowance for loan losses allocated	$298	$11

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

Average of impaired loans during the year	$155	$832	$816
Interest income recognized during impairment	2	—	—
Cash-basis interest income recognized	—	—	—
      Nonperforming loans at December 31 were as follows (in thousands):

	2004	2003

Loans past due 90 days or more and still accruing	$5	$531
Loans accounted for on a nonaccrual basis	213	112
If interest on these nonaccrual loans had been recognized, such income would have been	9	9
      Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

Note 6:	Premises and Equipment
      Premises and equipment at December 31 consisted of the following (in thousands):

	2004	2003

Equipment and furniture	$3,948	$3,405
Leasehold improvements	2,267	2,040
Accumulated depreciation and amortization	(3,639)	(2,976)

Total	$2,576	$2,469

      Depreciation expense amounted to $663,000, $597,000, and $492,000 for 2004, 2003, and 2002, respectively.
      As further discussed in Note 14 below, the Bank is opening a new downtown Seattle office in 2005 and the estimated cost of equipment and furniture and leasehold improvements is $703,000.

Note 7:	Deposits
      The average rate paid on deposits was 1.32% for 2004 and 1.42% for 2003. Time certificates of deposit in denominations of $100,000 or more aggregated $30,399,000 and $21,894,000, including $15,800,000 and $9,800,000 of public funds from the State of Washington at December 31, 2004 and 2003, respectively. Interest expense on time deposits of $100,000 or more in 2004, 2003, and 2002 was $503,000, $298,000, and $505,000, respectively.
      The scheduled maturities of certificates of deposits at December 31, 2004 were as follows (in thousands):

2005	$41,772
2006	10,061
2007	1,922
2008	117

Total	$53,872

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:	Federal Funds Purchased, Advances from FHLB and Junior Subordinated Debt
      The daily average amount outstanding for federal funds purchased was $1,715,000 for 2004 and $3,054,000 for 2003. The weighted average interest rate was 0.83% during 2004 and 0.65% during 2003. The weighted average interest rate at December 31, 2003 was 0.50%. There were no outstanding balances in federal funds purchased on December 31, 2004. The maximum amount outstanding at the end of any month was $3,212,000 during 2004 and $4,666,000 during 2003.
      Advances from the FHLB are summarized as follows:

	December 31,

	2004		2003

	Weighted		Weighted
	Average Rate	Amount	Average Rate	Amount

Advances from the FHLB due
2004	—	$—	1.57%	$3,450
2005	4.78%	3,654	4.68	4,054
2006	4.84	2,880	4.84	2,880
2007	4.17	2,347	4.17	2,811
2008	3.37	1,186	3.37	1,186
2009	4.57	1,000	4.57	1,000

Total	4.50%	$11,067	3.81%	$15,381

      These advances were collateralized in aggregate, as provided for in the Advance Security and Deposit Agreement with the FHLB, by FHLB stock owned, deposits with the FHLB, qualifying first mortgage loans, and certain U.S. government agency securities. At December 31, 2004, none of the advances have adjustable rates. Although the Company does not anticipate replacement of FHLB advances, if repayments were to occur prior to the contractual maturities, prepayment fees could be assessed.
      In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (“the Trust”) a statutory trust formed under the laws of the State of Delaware. In May 2002, Capital Trust issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Capital Trust, the Bancorp issued junior subordinated debentures to Capital Trust. The junior subordinated debentures are the sole assets of Capital Trust. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 3.50% (5.51% at December 31, 2004), provided that this rate cannot exceed 12.0% through June 30, 2007. The junior subordinated debentures will mature in 2032, at which time the preferred securities must be redeemed. The Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Capital Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs totaling $209,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.
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

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“guaranteed preferred beneficial interests” in liabilities have been recaptioned “junior subordinated debt” and continue to be presented in liabilities on the balance sheet.

Note 9:	Stockholders’ Equity
      On June 20, 2002, the Bancorp’s Board of Directors approved a 15% stock dividend payable on July 15, 2002 to stockholders of record as of July 8, 2002. The stock dividend also affected stock options previously granted and shares available for grant under the Amended 2000 Plan.
      On November 4, 2003, the Bancorp’s Board of Directors approved a 10% stock dividend payable on November 26, 2003 to stockholders of record as of November 14, 2003. The stock dividend also affected stock options previously granted and shares available for grant under the Amended 2000 Plan.
      On October 21, 2004, the Bancorp’s Board of Directors approved a five-for-four stock split payable November 30, 2004 to stockholders of record as of November 15, 2004. The five-for-four stock split also affected stock options previously granted and shares available for grant under the Amended 2000 Plan.

Note 10:	Income Taxes
      Income tax expense for the years ended December 31 consisted of the following (in thousands):

	2004	2003	2002

Currently payable	$816	$572	$708
Deferred	(210)	(82)	(28)

Total	$606	$490	$680

      A reconciliation between the statutory federal income tax rates (maximum of 34%) and the effective income tax rate was as follows (in thousands):

	2004	2003	2002

Federal income tax at statutory rates	$642	$519	$688
Decrease in taxes resulting from tax-exempt interest income	(30)	(31)	(28)
Nondeductible expenses and other	(6)	2	20

Total	$606	$490	$680

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the deferred income tax asset included in other assets were as follows (in thousands):

	2004	2003

DEFERRED TAX ASSET
Provision for loan losses	$559	$472
Postretirement health care benefits	414	315
Unamortized loan fees, net of loan costs	236	217
Accrued vacation pay	89	80
Unrealized losses on securities available-for-sale, net	62	25

	1,360	1,109

DEFERRED TAX LIABILITY
Federal Home Loan Bank stock dividends	$(258)	$(242)
Depreciation	(144)	(171)
Other	(15)	—

	(417)	(413)

Net deferred income tax asset	$943	$696

Note 11:	Stock Option Plan
      In April of 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April of 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000 (“Amended 2000 Plan”). The Amended 2000 Plan currently provides for the grant of options to purchase up to 247,293 shares of common stock. Options available under the plan have been adjusted for all applicable stock dividends and stock splits paid by the Company. As of December 31, 2004, approximately 85,482 shares of common stock were available for future grant under the Amended 2000 Plan.
      The Amended 2000 Plan provides for the granting of non-qualified and incentive stock options to certain employees and directors. Non-qualified stock options granted to employees vest over a five-year period and expire after ten years from the date of grant. Nonqualified stock options granted to directors vest over a three-year period and expire after three years, three months from the date of grant.
      Stock option transactions were as follows:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of the year	132,578	$10.16	107,630	$9.70	89,855	$9.24
Granted	23,750	14.20	41,938	11.86	28,463	10.69
Exercised	(6,674)	10.35	(9,533)	9.18	(949)	9.12
Forfeited	(6,074)	11.04	(7,457)	11.07	(9,739)	9.24

Outstanding at the end of the year	143,580	$10.86	132,578	$10.16	107,630	$9.70

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Outstanding and exercisable stock options at year-end 2004 were as follows:

		Outstanding		Exercisable

			Weighted-		Weighted-
			Average		Average
	Year of		Remaining		Exercise
Exercise Price	Grant	Number	Contractual Life	Number	Price

$14.20	2004	23,750	9.01 years	—	$14.20
11.86	2003	34,382	6.62 years	8,248	11.86
10.69	2002	25,149	7.30 years	10,439	10.69
9.34	2001	31,998	6.28 years	21,337	9.34
9.12	2000	28,301	5.81 years	22,643	9.12

Outstanding at end of year		143,580	6.91 years	62,667	$11.04

Note 12:	Earnings Per Share of Common Stock
      Basic earnings per share of common stock are computed on the basis of the weighted average number of common stock shares outstanding. Diluted earnings per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options. All computations of basic and diluted earnings per share are adjusted for all applicable stock splits and dividends paid on the Company’s common stock.
      A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows (in thousands, except share and per share data):

	2004	2003	2002

INCOME (NUMERATOR):
Net Income	$1,282	$1,036	$1,343

SHARES (DENOMINATOR):
Weighted average number of common stock shares outstanding — basic	1,491,734	1,482,441	1,478,679
Dilutive effect of outstanding employee and director stock options	25,877	16,147	12,884

Weighted average number of common stock shares outstanding and assumed conversions — diluted	1,517,611	1,498,588	1,491,563

Basic earnings per share of common stock	$0.86	$0.70	$0.91

Diluted earnings per share of common stock	$0.84	$0.69	$0.90

Note 13:	Retirement Benefits
      The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15% of gross salary per month. For the first 6%, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20% after two years of employment, and such contributions are 100% vested with five years of employment. The Company’s contributions to the plan for 2004, 2003, and 2002 were $275,000, $266,000, and $255,000, respectively.
      The Company also participates in multiple-employer defined benefit postretirement health care plans that provide medical and dental coverage to directors and surviving spouses and to employees who retire after

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
age 62 and 15 years of full-time service and their dependents. The medical and dental plans are noncontributory and nonfunded.
      The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 106 requires that employers recognize the cost of providing postretirement benefits over an employee’s active service period. Net periodic postretirement benefit cost under SFAS No. 106 was $218,000 in 2004, $178,000 in 2003, and $167,000 in 2002.
      The Company uses a September 30 measurement date for its plans. Net periodic postretirement benefit cost for 2004, 2003, and 2002 included the following components (in thousands):

	2004	2003	2002

Service cost	$90	$68	$59
Interest cost	87	73	71
Amortization of transition obligation	41	41	41
Recognized actuarial (gain) loss	—	(4)	(4)

Net periodic benefit cost	$218	$178	$167

      A reconciliation of the benefit obligation at the beginning and end of the year and the effects attributable to each cost component for 2004, 2003, and 2002 are as follows (in thousands):

	2004	2003	2002

Benefit obligation at beginning of year	$1,337	$1,204	$914
Service cost	90	68	59
Interest cost	87	73	71
Actuarial loss	128	24	186
Benefits paid	(37)	(32)	(26)

Benefit obligation at end of year	$1,605	$1,337	$1,204

      The fair value of plan assets at the beginning and end of the year and the changes during 2004, 2003, and 2002 are as follows (in thousands):

	2004	2003	2002

Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	37	32	26
Benefits paid	(37)	(32)	(26)

Fair value of plan assets at end of year	$—	$—	$—

      The funded status (the excess of the benefit obligation over the fair value of plan assets at the end of the year) of the plan is reconciled to the accrued benefit cost at December 31, 2004, 2003, and 2002, as follows (in thousands):

	2004	2003	2002

Funded status	$(1,605)	$(1,337)	$(1,204)
Unrecognized transition obligation	326	367	407
Unrecognized actuarial gain	60	(69)	(97)

Accrued benefit cost	$(1,219)	$(1,039)	$(894)

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average discount rate used in the accounting for the plan was 5.75% for 2004, 6.00% for 2003, and 6.50% for 2002. The weighted average discount rate used in determining the net periodic benefit cost was 6.00% in 2004, 6.50% in 2003, and 7.00% in 2002.
      The assumed rate of increase for 2005 in per capita cost of covered benefits is 12.0% for medical benefits and 7.5% for dental benefits. The rate for medical benefits was assumed to decrease gradually to 5.0% in 2012 and remain at that level thereafter.
      Assumed health-care-cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health-care-cost trend rates would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components	$42	$(31)

Effect on benefit obligation	$303	$(239)

      The Company does not expect to make contributions in excess of benefits payments in 2005. The following benefits payments, which reflect expected future service, are expected:

2005	$55
2006	54
2007	57
2008	65
2009	76
2010-2014	435

Note 14:	Leases
      The Company leases premises and parking facilities for the Eastlake and Lynnwood offices from PEMCO Mutual Insurance Company under leases expiring from March 31, 2005 to May 31, 2007. The Company leases the Federal Way, South Lake Union, Bellevue premises from other parties. These leases expire from June 30, 2008, August 31, 2009 and May 31, 2011 respectively. Total rental expense, including amounts paid under month-to-month cancelable leases, amounted to $575,000, $556,000, and $598,000 for 2004, 2003, and 2002, respectively.
      The future minimum rental commitments as of December 31, 2004 for all noncancelable leases are as follows (in thousands):

2005	$550
2006	554
2007	289
2008	174
2009	138
Thereafter	172

Total	$1,877

      In January 2005, the Bank entered into a new 10 year lease agreement for an additional office space located at 1111 3rd Avenue in Seattle, Washington. This lease commences on May 1, 2005 and ends on

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
April 30, 2015. The future minimum rental commitments for the new office space are as follows (in thousands):

2005	$126
2006	195
2007	202
2008	210
2009	218
Thereafter	1,287

Total	$2,238

Note 15:	Agreements with Related Parties
      The Company shares common services and support activities with other companies located at PEMCO Financial Center. Those companies include PEMCO Insurance Company, PEMCO Mutual Insurance Company, PEMCO Life Insurance Company, PEMCO Foundation, Inc., PEMCO Corporation, PCCS, Inc., PEMCO Technology Services, Inc., Public Employees Insurance Agency, Inc., and School Employees Credit Union of Washington. Such shared functions include human resources, employee benefits, legal services, and purchasing. Total costs associated with these shared services amounted to $256,000, $325,000 and $280,000 for 2004, 2003, and 2002, respectively.
      In addition, data processing expense for services provided by PEMCO Corporation, PEMCO Mutual Insurance Company, and PEMCO Technology Services, Inc. for 2004, 2003, and 2002 was $346,000, $424,000, and $356,000, respectively.
      At December 31, 2004, approximately 4.6% of the Company’s deposits are from other companies located at PEMCO Financial Center.
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

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s significant commitments and contingent liabilities at December 31 were as follows (in thousands):

	2004	2003

Lines of credit	$44,656	$36,607
Commitments to extend credit	1,935	—
Standby letters of credit and similar arrangements	95	195

Note 17:	Fair Values of Financial Instruments
      The estimated fair values of the Company’s financial instruments at December 31 were as follows (in thousands):

	2004		2003

	Book	Fair	Book	Fair
	Value	Value	Value	Value

FINANCIAL ASSETS
Cash and cash equivalents	$12,145	$12,145	$10,625	$10,625
Securities available-for-sale	35,170	35,170	39,818	39,818
Net loans	157,769	157,491	136,832	136,710
Accrued interest receivable	684	684	641	641
FINANCIAL LIABILITIES
Deposits	$173,801	$173,639	$152,683	$152,663
Federal funds purchased and securities sold under agreements to repurchase	—	—	3,097	3,097
Advances from Federal Home Loan Bank	11,067	11,194	15,381	15,785
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	190	190	142	142
      The methods and assumptions used to estimate fair value are described as follows.
      Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, FHLB stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

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

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category. The Company’s regulatory capital includes trust preferred securities, which qualify up to 25 percent of Tier 1 Capital.
      The actual capital amounts (in thousands) and ratios of the Company and the Bank are presented in the table below.

					Minimum to be
					Well Capitalized
			Minimum for		under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004
Total capital (to risk-weighted assets) Consolidated	$24,305	14.03%	$13,826	8.00%	$17,282	10.00%
Bank	23,651	13.71	13,805	8.00	17,256	10.00
Tier 1 capital (to risk-weighted assets) Consolidated	22,419	12.94	6,913	4.00	10,369	6.00
Bank	21,764	12.61	6,902	4.00	10,354	6.00
Tier 1 capital (to average assets)(1) Consolidated	22,419	11.07	8,083	4.00	10,104	5.00
Bank	21,764	10.77	8,083	4.00	10,104	5.00
December 31, 2003
Total capital (to risk-weighted assets) Consolidated	$23,178	15.19%	$12,209	8.00%	$15,262	10.00%
Bank	22,293	14.63	12,194	8.00	15,242	10.00
Tier 1 capital (to risk-weighted assets) Consolidated	21,542	14.11	6,105	4.00	9,157	6.00
Bank	20,657	13.55	6,097	4.00	9,145	6.00
Tier 1 capital (to average assets)(1) Consolidated	21,542	11.76	7,326	4.00	9,153	5.00
Bank	20,657	11.30	7,314	4.00	9,143	5.00

(1)	Also referred to as the leverage ratio

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 19: Condensed Financial Statements of Bancorp
      The following are condensed balance sheets at December 31, 2004 and 2003 and the related condensed statements of income and cash flows for the years ended December 31, 2004 and 2003.
CONDENSED BALANCE SHEETS (in thousands):

	2004	2003

Assets
Due from EvergreenBank	$438	$532
Investment in subsidiaries	21,830	20,698
Other assets	284	353

Total assets	$22,552	$21,583

Liabilities and stockholders’ equity
Stockholders’ equity	$17,485	$16,583
Junior subordinated debt	5,000	5,000
Other liabilities	67	—

Total liabilities and stockholders’ equity	$22,552	$21,583

CONDENSED STATEMENTS OF INCOME (in thousands):

	2004	2003	2002

Dividend income from EvergreenBank	$495	$886	$443
Interest expense	253	240	166
Other expense	370	3	42

Income (loss) before income taxes and equity in undistributed income of subsidiary	(128)	643	235
Income tax benefit	208	83	72
Equity in undistributed income of subsidiary	1,202	310	1,036

Net income	$1,282	$1,036	$1,343

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENTS OF CASH FLOWS (in thousands):

	2004	2003	2002

Cash flows from operating activities
Net income	$1,282	$1,036	$1,343
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(1,202)	(310)	(1,036)
Other changes, net	146	(79)	(55)

Net cash provided by operating activities	226	647	252
Cash flows from investing activities
Capital contributed to subsidiary	—	—	(4,800)
Investment in EvergreenBancorp Capital Trust I	—	—	(155)

Cash flows used in investing activities	—	—	(4,955)
Cash flows from financing activities
Payment of dividends	(382)	(366)	(168)
Repurchase of fractional shares	(7)	—	(4)
Proceeds from issuance of subordinated debt, net	—	—	4,946
Proceeds from exercise of stock options	69	88	9

Net cash provided by (used in) financing activities	(320)	(278)	4,783

Net increase (decrease) in cash	(94)	369	80
Cash on deposit with EvergreenBank at beginning of year	532	163	83

Cash on deposit with EvergreenBank at end of year	$438	$532	$163

Note 20: Selected Quarterly Data (Unaudited)

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
2004
Interest income	$2,725	$2,702	$2,842	$3,094
Net interest income	2,193	2,158	2,287	2,464
Net income	286	280	301	415
Basic earnings per share	$0.19	$0.18	$0.20	$0.28
Diluted earnings per share	0.19	0.18	0.20	0.27
2003
Interest income	$2,610	$2,533	$2,574	$2,691
Net interest income	2,023	1,980	2,051	2,146
Net income	298	223	234	281
Basic earnings per share	$0.20	$0.15	$0.16	$0.19
Diluted earnings per share	0.20	0.15	0.16	0.18

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in the reports the Company is required to file and submit to the SEC under the Exchange Act.
      There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Item 9B.	Other Information
      On November 18, 2004, Bancorp’s board of directors reviewed and approved the executive committee’s recommendation, in its capacity as the compensation committee, retaining the same annual fees for board and committee service in 2005 as were approved for such service in 2004. Each director will be paid $9,000. Nonemployee directors serving on the executive committee will be paid an additional $5,000. Nonemployee directors serving on the audit committee will be paid an additional $2,500.
      On December 23, 2004, the Bank approved an outsourcing proposal for human resource and administrative services to be provided by John Parry & Alexander (JPA). A copy of the proposal is included as an exhibit to this report. The Company anticipates that the transition of outsourced human resource functions to JPA will occur during the course of 2005. Terms relating to JPA’s implementation and maintenance of the human resource function as well as pricing, limitation of liability and indemnification provisions, are set forth in the approved proposal.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information regarding directors and executive officers is included in Bancorp’s Proxy Statement for its 2005 Annual Meeting of Shareholders (“the Proxy Statement”) under the heading “Election of Directors — Information with Respect to Nominees and Directors Whose Terms Continue,” “Executive Officers,” and “Compliance with Section 16(a) Filing Requirements” and is incorporated herein by reference. References within the Proxy Statement to “the Company” refer only to Bancorp.
      Bancorp’s Board of Directors has determined that Carole J. Grisham, Bancorp’s Audit Committee Chair, is an audit committee financial expert as described in Item 401(h)(2)-(3) of Regulation S-K. Ms. Grisham is independent of management, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.
      Bancorp has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and any persons performing similar functions. A copy of Bancorp’s Code of Ethics for Senior Financial Officers can be found as an exhibit to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003.

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
      Information regarding certain relationships and related transactions is included in Bancorp’s Proxy Statement under the heading entitled “Transactions with Directors, Executive Officers and Associates” and is incorporated herein by reference. See Note 15 to Consolidated Financial Statements for further information.

Item 14.	Principal Accountant Fees and Services
      Information regarding the fees Bancorp paid to its independent registered public accounting firm, Crowe Chizek and Company LLC, during 2004 is included in Bancorp’s Proxy Statement under the heading “Independent Registered Public Accounting Firm” and the information included therein is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements
      The financial statements required by Item 8 of this report are filed as part of this report.
      (a)(2) Financial Statement Schedules
      All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.
      (b) Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Registrant dated July 25, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)

3.2	Bylaws of Registrant dated February 14, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)

10.1	2000 Stock Option Plan dated February 17, 2000 and adopted by Registrant effective June 20, 2001 (incorporated by reference to Registrant’s Form S-8 Filed August 20, 2001; Reg. No. 333-67956)

10.2	Incentive Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed August 20, 2001; Reg. No. 333-67956)

10.3	Nonqualified Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed August 20, 2001; Reg. No. 333-67956)

10.4	Directors Nonqualified Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed August 20, 2001; Reg. No. 333-67956)

10.5	PEMCO Deferred Compensation Plan dated as of December 17, 1998 and adopted by Registrant effective June 20, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)

Exhibit No.	Description

10.6	PEMCO Directors’ Deferred Compensation Plan dated as of December 17, 1998 and adopted by Registrant effective June 20, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)

10.7	Human Resource Outsource Proposal dated December 23, 2004.

14	Code of Ethics for Senior Financial Officers (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003)

21	Subsidiaries of the Registrant

23	Independent Auditors’ Consent — Crowe Chizek and Company LLC

31.1	Certification of Chief Executive Officer of Registrant required by Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Registrant required by Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Registrant required by 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant required by 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2005.

EVERGREENBANCORP, INC.

By:	/s/ GERALD O. HATLER

Gerald O. Hatler
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 17th day of March, 2005.

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