Form 10-Q
period 2005-03-31
EVERGREENBANCORP INC
filed 2005-05-13
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

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

Common Stock, no par value, outstanding as of May 10, 2005: 1,496,989 shares
No Preferred Stock was issued or outstanding.

PART I FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
Unaudited Consolidated Balance Sheets – March 31, 2005 and December 31, 2004.
Unaudited Consolidated Statements of Income – For the three months ended March 31, 2005 and 2004.
Unaudited Consolidated Statements of Stockholders’ Equity – For the three months ended March 31, 2005 and 2004.
Unaudited Consolidated Statements of Comprehensive Income – For the three months ended March 31, 2005 and 2004.
Unaudited Consolidated Statements of Cash Flows — For the three months ended March 31, 2005 and 2004.
Notes to Unaudited Consolidated Financial Information.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risk.
Item 4. Controls and Procedures.
PART II OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits.
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004
(in thousands, except per share data)

	March 31,	December 31,
	2005	2004
Assets
Cash and due from banks	$8,367	$9,407
Federal funds sold	7,496	2,736
Interest-bearing deposits in financial institutions	—	2

Cash and cash equivalents	15,863	12,145

Securities available-for-sale	34,602	35,170

Loans	156,495	159,656
Allowance for loan losses	(1,848)	(1,887)

Net loans	154,647	157,769

Premises and equipment	2,445	2,576
Accrued interest and other assets	2,152	1,970

Total assets	$209,709	$209,630

Liabilities
Deposits
Noninterest-bearing	$48,412	$54,193
Interest-bearing	126,419	119,608

Total deposits	174,831	173,801

Federal Home Loan Bank advances	10,351	11,067
Accrued expenses and other liabilities	2,030	2,277
Junior subordinated debt	5,000	5,000

Total liabilities	192,212	192,145

Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 1,496,071 shares issued at March 31, 2005; 1,494,321 shares at issued at December 31, 2004	15,948	15,927
Retained earnings	1,864	1,678
Accumulated other comprehensive loss	(315)	(120)

Total stockholders’ equity	17,497	17,485

Total liabilities and stockholders’ equity	$209,709	$209,630

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2005 and 2004
(in thousands, except per share data)

	March 31,	March 31,
	2005	2004
Interest income
Loans, including fees	$2,878	$2,436
Taxable securities	251	263
Tax exempt securities	26	22
Federal funds sold and other	24	4

Total interest income	3,179	2,725

Interest expense
Deposits	519	323
Federal funds purchased	4	3
Federal Home Loan Bank advances	119	147
Junior subordinated debt	76	59

Total interest expense	718	532

Net interest income	2,461	2,193

Provision for loan losses	81	60

Net interest income after provision for loan losses	2,380	2,133

Noninterest income
Service charges on deposit accounts	322	317
Merchant credit card processing	39	45
Gain on sales of securities available-for-sale	—	15
Other commissions and fees	26	39
Other noninterest income	41	33

Total noninterest income	428	449

Noninterest expense
Salaries and employee benefits	1,134	1,052
Occupancy and equipment	390	331
Data processing	189	178
Marketing	94	58
Loss on other real estate owned	—	132
Other noninterest expense	555	406

Total noninterest expense	2,362	2,157

Income before income taxes	446	425

Income tax expense	147	139

Net income	$299	$286

Basic earnings per share	$0.20	$0.19

Diluted earnings per share	$0.20	$0.19

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended March 31, 2005, and 2004
(in thousands, except share and per share data):

				Accumulated
		Common		other
	Common	stock		comprehen-	Total stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income/(loss)	equity
Balance at January 1, 2004	1,190,366	$15,854	$778	$(49)	$16,583

Comprehensive income
Net income	—	—	286	—	286
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	132	132

Total comprehensive income					418

Cash dividends ($.064 per share)	—	—	(96)	—	(96)
Exercise of stock options	1,960	23	—	—	23
Tax benefit from stock related compensation	—	5	—	—	5

Balance at March 31, 2004	1,192,326	$15,882	$968	$83	$16,933

				Accumulated
		Common		other
	Common	stock		comprehen-	Total stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income/(loss)	equity
Balance at January 1, 2005	1,494,321	$15,927	$1,678	$(120)	$17,485

Comprehensive income
Net income	—	—	299	—	299
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(195)	(195)

Total comprehensive income					104

Cash dividends ($.075 per share)	—	—	(113)	—	(113)
Exercise of stock options	1,750	16	—	—	16
Tax benefit from stock related compensation	—	5	—	—	5

Balance at March 31, 2005	1,496,071	$15,948	$1,864	$(315)	$17,497

See accompanying notes to unaudited consolidated financial statements

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three month period ended March 31, 2005 and 2004
(in thousands)

The Company’s only component of other comprehensive earnings is the unrealized gain (loss) on securities available for sale. Comprehensive income components and related tax effects are as follows:

	March 31,	March 31,
	2005	2004
Net income	$299	$286

Other comprehensive income:
Change in unrealized gain (loss) on securities available for sale	(295)	202
Reclassification adjustment for gains included in net income	—	(15)

Net unrealized gains (losses)	(295)	187
Tax effect	100	(55)

Total other comprehensive income (loss)	(195)	132

Total comprehensive income	$104	$418

See accompanying notes to unaudited consolidated financial statements

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2005, and 2004
(in thousands, except share and per share data)

	March 31,	March 31,
	2005	2004
Cash flows from operating activities
Net income	$299	$286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	182	117
Provision for loan losses	81	60
Gain from sales of securities	—	(15)
Write-down of other real estate owned	—	132
Amortization of premiums and discounts on securities	15	14
Federal Home Loan Bank stock dividends	(6)	(14)
Dividends reinvested	(108)	(81)
Other changes, net	(324)	122

Net cash provided by operating activities	139	621

Cash flows from investing activities
Proceeds from sales, maturities and principal payments on securities available for sale	372	2,515
Net (increase) decrease in loans	3,041	(44)
Purchases of premises and equipment	(51)	—
Proceeds from calls and prepayments of securities available-for-sale	—	1,471

Net cash provided by investing activities	3,362	3,942

Cash flows from financing activities
Net increase in deposits	1,030	3,400
Net increase (decrease) in federal funds purchased	—	(336)
Repayment of Federal Home Loan Bank advances	(716)	(1,816)
Proceeds from exercise of stock options	16	23
Dividends paid	(113)	(96)

Net cash provided by financing activities	217	1,175

Net increase in cash and cash equivalents	3,718	5,738
Cash and cash equivalents at beginning of year	12,145	10,625

Cash and cash equivalents at end of year	$15,863	$16,363

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

     Principles of consolidation. The accompanying condensed consolidated financial statements include the combined accounts of Bancorp and the Bank for all periods reported. All significant intercompany balances and transactions have been eliminated.

     Critical accounting policies and use of estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified certain policies as being particularly sensitive in terms of judgments and the extent to which estimates are used. These policies relate to the determination of the allowance for loan losses on loans, other real estate owned, and the fair value of financial instruments and are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, estimates and assumptions, material differences in the results of operations or financial condition could result.

     Newly issued accounting pronouncements. FAS 123R requires all public companies to record compensation costs for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first fiscal year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $59,000 in 2006, $34,000 in 2007, $19,000 in 2008, and $12,000 in 2009. There will be no significant effect on the Company’s financial position as total equity will not change; the effect on results of operations is not expected to be material upon and after adoption.

     Stock-Based Compensation. Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. Certain adjustments were made to the pro forma calculations in prior years to be consistent with the current year presentation. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

	Three months	Three months
	ended	ended
	March 31,	March 31,
(in thousands, except per share data)	2005	2004
Net income as reported	$299	$286
Deduct: Stock-based compensation expense determined under fair value based method	9	12

Pro forma net income	$290	$274
Basic earnings per share as reported	$0.20	$0.19
Pro forma basic earnings per share	$0.19	$0.18
Diluted earnings per share as reported	$0.20	$0.19
Pro forma diluted earnings per share	$0.19	$0.18

     The weighted average fair value of individual options granted during the first quarter 2005 was $3.41. There were no options granted in the first quarter of 2004. The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

2005
Risk-free interest rate	3.73%
Expected option life	7.5 years
Expected stock price volatility	16%
Dividend yield	1.8%

Note 2: Stock split

On November 30, 2004, the Company effected a five-for-four stock split. All references to number of shares issued and outstanding (basic and diluted) and earnings per share, for the periods presented have been restated as if the stock dividend had actually occurred on January 1, 2004.

Note 3: Stock options

During the first quarter of 2005, 2,000 stock options were granted and there were 1,750 options exercised. The total stock options outstanding were 143,830 at March 31, 2005 with exercise prices ranging between $9.12 and $16.50 and expiration dates between October 23, 2010 and January 20, 2015. All options are granted at market value as of date of grant.

Note 4: Securities available for sale

Investment securities available for sale include $6,908,000 in mortgage-backed securities at March 31, 2005. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from Federal Home Loan Bank of Seattle. Investment securities available for sale also include the AMF Adjustable Rate Mortgage Fund with a fair market value of $14,894,000 at March 31, 2005.

Note 5: Earnings per share

Basic earnings per share of common stock is computed on the basis of the weighted average number of common stock shares outstanding adjusted for the 2004 five-for-four stock split. Diluted earnings per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows.

     (in thousands, except share and per share data):

	Three months ended March 31,
	2005	2004
Income (numerator):
Net income	$299	$286

Income (denominator):
Weighted average number of common stock shares outstanding — basic	1,495,993	1,489,873
Dilutive effect of outstanding employee and director stock options	33,660	25,390

Weighted average number of common stock shares outstanding and assumed conversion — diluted	1,529,653	1,515,263
Basic earnings per share of common stock	$0.20	$0.19

Diluted earnings per share of common stock	$0.20	$0.19

Note 6: Retirement Benefits

The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15% of gross salary per month. For the first 6%, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20% after two years of employment, and such contributions are 100% vested with five years of employment. The Company’s contributions to the plan for the quarters ended March 31, 2005 and 2004 were $74,000 and $72,000, respectively.

The Company also participates in multiple-employer defined benefit postretirement health care plans that provide medical and dental coverage to directors and surviving spouses and to employees who retire after age 62 and 15 years of full-time service and their dependents. The medical and dental plans are noncontributory and nonfunded.

Components of net periodic benefit cost

	Three Months Ended
	March 31,
(in thousands)	2005	2004
Service cost	$22	$23
Interest cost	23	22
Amortization of transition obligation	10	10
Recognized actuarial (gain) loss	0	0

Net periodic benefit cost	$55	$55

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s results of operations primarily depend on net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. The Bank’s operating results are also affected by loan fees, service charges on deposit accounts, net merchant credit card processing fees, gains from sales of loans and investments and other noninterest income. Operating expenses of the Bank include employee compensation and benefits, occupancy and equipment costs, data processing costs, federal deposit insurance premiums and other administrative expenses.

The Bank’s results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates and real estate values. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory and taxing authorities.

The following discussion contains a review of the consolidated operating results and financial condition of the Company for the first quarter of 2005. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2004 and to the previous year ended December 31, 2004. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Net Income

Three months ended March 31, 2005 and 2004

For the first quarter of 2005, the Company reported net income of $299,000 compared to $286,000 for the first quarter of 2004, an increase of 4.55 percent. The main reason for the increase in profits was higher net interest income due to growth in loans, substantially offset by growth in operating expenses.

Basic and diluted earnings per common share were $0.20 for the first quarter of 2005, compared to $0.19 for the same period one year ago.

For the first quarter of 2005, return on average common equity and return on average assets was 6.84 percent and 0.58 percent respectively, compared to 6.79 percent and 0.60 percent respectively for the same period one year ago.

Additional analysis of financial components is contained in the discussion that follows. Unless otherwise stated, comparisons are between the first quarter 2005 and 2004.

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

Net interest income before the provision for loan losses was $2,461,000 for the first quarter of 2005, compared to $2,193,000 for the same period in 2004, an increase of 12.22 percent. The increase was primarily attributable to growth in the average balance of the loan portfolio.

The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 5.15 percent for the first three months of 2005 compared to 5.04 percent for the same period one year ago. The weighted average yield on interest earning assets was 6.65 percent for the first three months of 2005, an increase of 6.07 percent, compared to 6.26 percent in the first quarter of 2004. Interest expense as a percentage of average earning assets was 1.49 percent for the first three months of 2005, an increase of 22.13 percent compared to 1.22 percent in the first quarter of 2004.

Interest income for the three months ended March 31, 2005 was $3,179,000 compared to $2,725,000 for the three months ended March 31, 2004, an increase of $454,000 or 16.66 percent. This was primarily attributable to an 18.14 percent growth in average loan balances, and partially due to higher yields on loans.

Interest expense for the three months ended March 31, 2005 was $717,000 compared to $532,000 for the three months ended March 31, 2004, an increase of $185,000 or 34.77 percent. The increase was primarily due to an increase in the average rate paid on interest-bearing liabilities, and an increase in the average balance of interest-bearing liabilities of $8,819,000.

Noninterest Income/Expense

Noninterest income in the first quarter of 2005 was $429,000 compared to $449,000 in the same quarter of 2004, a decrease of $20,000 or 4.45 percent. The decrease was primarily attributable to a reduction of $15,000 in gains on sales of securities.

Noninterest expense was $2,362,000 in the first quarter of 2005, compared to $2,157,000 in the same quarter of 2004, an increase of $206,000, or 9.50 percent. The increase was primarily due to an increase in salaries and benefits expense and occupancy and equipment costs, both largely resulting from branch network expansions. Other noninterest expense increased due to higher state and local taxes, and increased accounting and audit expense. 2004 noninterest expense included a write-down of $132,000 in the value of other real estate owned, which offset these other expenses.

Income tax expense

The Company recognized income tax expense of $147,000 during the first quarter of 2005, up from $139,000 in the same quarter of 2004, an increase of 5.76 percent or $8,000. The effective income tax rate has remained consistent, approximately 33 percent, for each period reported.

Provision and Allowance for Loan Losses

The provision for loan losses for the three months ended March 31, 2005 was $81,000 compared to $60,000 for the same period of 2004. This increase in the provision resulted largely from increased net loan loss experience.

At March 31, 2005, the allowance for loan losses was $1,848,000 compared to $1,887,000 at December 31, 2004. The ratio of the allowance to total loans outstanding was 1.18 percent at March 31, 2005 and at December 31, 2004.

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at March 31, 2005, there can be no assurance that such losses will not exceed estimated amounts.

While management is encouraged by improvements in the national and regional economy, local economic conditions could still adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in problem assets, delinquencies and losses on loans.

FINANCIAL CONDITION

Loans

At March 31, 2005, loans totaled $156,495,000 compared to $159,656,000 at December 31, 2004, a decrease of $3,161,000 or 1.98 percent.

At March 31, 2005, the Bank had $74,800,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of March 31, 2005 and December 31, 2004:

Types of Loans

	March 31,	December 31,
(in thousands)	2005	2004
Commercial	$51,511	$55,563
Real estate:
Commercial	72,644	67,165
Construction	7,312	11,538
Residential 1-4 family	10,958	11,508
Consumer and other	14,070	13,882

Total	$156,495	$159,656

Allocation of the Allowance for Loan Losses

In the following table, the allowance for loan losses at March 31, 2005 and December 31, 2004 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations.

	March 31,	% of loans in	December 31,	% of loans in
	2005	each category	2004	each category
(in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial	$877	33%	$1,000	35%
Real estate:
Commercial	667	46	568	42
Construction	74	5	117	7
Residential 1-4 family	22	7	11	7
Consumer and other	208	9	191	9

Total	$1,848	100%	$1,887	100%

% of Loan portfolio	1.18%		1.18%

This analysis of the allowance for loan losses should not be interpreted as an indication that chargeoffs will occur in these amounts or proportions, or that the allocation indicates future chargeoff trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

Analysis of Allowance for Loan Losses

The following table summarizes transactions in the allowance for loan losses and details the chargeoffs, recoveries and net loan losses by loan category.

	Three months ended	Three months ended
(in thousands)	March 31, 2005	March 31, 2004
Beginning Balance	$1,887	$1,636

Chargeoffs:
Commercial	115	0
Real estate:
Commercial	0	0
Construction	0	0
Residential 1-4 family	0	0
Consumer and other	8	35

Total chargeoffs	123	35

Recoveries:
Commercial	2	2
Real estate:
Commercial	0	0
Construction	0	0
Residential 1-4 family	0	0
Consumer and other	1	1

Total Recoveries	3	3

Net chargeoffs/(recoveries)	120	32
Provision	81	60

Ending balance	$1,848	$1,664

Investments

At March 31, 2005, investments totaled $34,602,000, a decrease of $568,000 or 1.62 percent from $35,170,000 at December 31, 2004. The decrease in investments was primarily due to maturities and principal payments on securities available-for-sale, as well as decrease in fair value.

Deposits

At March 31, 2005, total deposits were $174,831,000, compared to $173,801,000 at December 31, 2004. This represents a 0.59 percent increase from December 31, 2004. Non-interest bearing deposits totaled $48,412,000 at March 31, 2005 compared to $54,193,000 at December 31, 2004, a decrease of $5,781,000 or 10.67 percent. Interest bearing deposits totaled $126,419,000 at March 31, 2005, compared to $119,608,000 at December 31, 2004, an increase of $6,811,000 or 5.69 percent.

Borrowings

At March 31, 2005, the Bank’s Federal Home Loan Bank borrowings were $10,351,000 compared to $11,067,000 at December 31, 2004. This represents a 6.47 percent decrease from December 31, 2004 and is due to regular repayment of maturing and amortizing advances. Due to increased liquidity, these advances were not replaced.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $17,497,000 at March 31, 2005, an increase of $12,000 or 0.07 percent from December 31, 2004. Current earnings were $299,000 and dividends paid were $113,000 for the three months ended March 31, 2005. The change in unrealized losses on securities available-for-sale, net of deferred taxes, also reduced total stockholders’ equity by $195,000.

Book value per share was $11.70 at March 31, 2005 and December 31, 2004. Book value per share is calculated by dividing total equity by total shares outstanding.

The following tables display the capital ratios at March 31, 2005 and December 31, 2004 for the Company and the Bank. As the tables illustrate, the capital ratios exceed those required to be considered well-capitalized.

					Minimum to Be
					Well Capitalized
			Minimum		Under the
			for		Prompt
			Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2005
Total Capital (to risk-weighted assets)
Consolidated	$24,508	14.42%	$13,599	8.00	$16,999	10.00%
Bank	24,054	14.15	13,596	8.00	16,996	10.00
Tier 1 Capital (to risk-weighted assets)
Consolidated	22,660	13.33	6,799	4.00	10,199	6.00
Bank	22,206	13.07	6,798	4.00	10,197	6.00
Tier 1 Capital (to average assets)
Consolidated	22,660	11.09	8,175	4.00	10,219	5.00
Bank	22,206	10.87	8,175	4.00	10,219	5.00

					Minimum to Be
					Well Capitalized
			Minimum		Under the
			for		Prompt
			Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004
Total Capital (to risk-weighted assets)
Consolidated	$24,305	14.03%	$13,826	8.00%	$17,282	10.00%
Bank	23,651	13.71	13,805	8.00	17,256	10.00
Tier 1 Capital (to risk-weighted assets)
Consolidated	22,419	12.94	6,913	4.00	10,369	6.00
Bank	21,764	12.61	6,902	4.00	10,354	6.00
Tier 1 Capital (to average assets)
Consolidated	22,419	11.07	8,083	4.00	10,104	5.00
Bank	21,764	10.77	8,083	4.00	10,104	5.00

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

At March 31, 2005, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $44,642,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.

For additional information regarding off-balance sheet items, refer to Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2004.

The following table summarizes the Company’s significant contractual obligations and commitments at March 31, 2005:

				After
	Within
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Federal Home Loan Bank advances	$3,054	$5,111	$2,186	$0	$10,351
Junior subordinated debt	0	0	0	5,000	5,000
Operating leases	566	1,635	702	1,113	4,016
Purchase Obligations	65	0	0	0	65

Total	$3,685	$6,746	$2,888	$6,113	$19,432

Purchase obligations are primarily contracts with vendors to provide services, such as information processing, and commitments related to the construction of a new office located in downtown Seattle. For discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 8, “Federal Funds

Purchased, Advances from Federal Home Loan Bank (“FHLB”) and Junior Subordinated Debt” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2004.

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

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended March 31, 2005 and 2004. See the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2004 for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The latest available analysis of the potential impact of rate on net interest income is indicated in the tables below.

Net interest income analysis as of March 31, 2005:

     Rate changes in basis points (bp) = 1/100 of 1%.

	ANNUALIZED DOLLAR CHANGE
IMMEDIATE RATE CHANGE	IN NET INTEREST INCOME	PERCENT CHANGE
+100bp	326	3.10
+ 50bp	163	1.55
- 50bp	(177)	(1.68)
-100bp	(353)	(3.36)

The table above indicates that the estimated effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by an estimated 3.10 percent or approximately $326,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 3.36 percent or approximately $353,000.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The following items occurred or were effective during the reporting period covered under this Form 10-Q:

5.1	Registrant’s wholly-owned subsidiary, EvergreenBank, entered into a Cost Sharing Agreement with PEMCO Mutual Insurance Company (“PMIC”) effective January 1, 2005. This agreement defines services that are provided to EvergreenBank by PMIC and provides for PMIC’s recovery of incurred expenses relating to those services. A copy of the Cost Sharing Agreement is included as an exhibit to this report.

5.2	The Board of Directors of Registrant’s wholly-owned subsidiary, EvergreenBank, adopted resolutions to discontinue the Bank’s participation in the PEMCO Executive Deferred Compensation Plan and the PEMCO Directors’ Deferred Compensation Plan, effective January 1, 2005. Copies of each plan were included as exhibits to Registrant’s Form 10-K for the year ended December 31, 2001.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit 10.1 — Cost Sharing Agreement between EvergreenBank and PEMCO Mutual Insurance Company (effective January 1, 2005).

Exhibit 10.2 — Loan documentation for a $5 million credit facility Registrant entered into on January 12, 2005 with Key Bank National Association as previously reported on Form 8-K, filed January 18, 2005.

Exhibit 10.3 — Lease Agreement entered into on January 17, 2005 between Registrant and EOP-Northwest Properties, L.L.C. for commercial office space located at 1111 Third Avenue, Seattle, Washington as previously reported on Form 8-K, filed January 20, 2005.

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

Dated: May 11, 2005

EVERGREENBANCORP, INC.

/s/ William G. Filer II

William G. Filer II Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)