Form 10-Q
period 2005-06-30
EVERGREENBANCORP INC
filed 2005-08-12
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

[ ]	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from ______to ______
Commission File No. 000-32915
EVERGREENBANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON	91-2097262

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
301 Eastlake Avenue East
Seattle, Washington 98109
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
Common Stock, no par value, outstanding as of August 11, 2005: 1,498,827
No Preferred Stock was issued or outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(in thousands, except per share data)

	June 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$7,403	$9,407
Federal funds sold	13,583	2,736
Interest-bearing deposits in financial institutions	1,337	2

Total cash and cash equivalents	22,323	12,145
Securities available for sale	35,462	35,170
Loans	154,169	159,656
Allowance for loan losses	(1,898)	(1,887)

Net loans	152,271	157,769
Premises and equipment	3,028	2,576
Accrued interest and other assets	2,923	1,970

Total assets	$216,007	$209,630

Liabilities
Deposits
Noninterest-bearing	$53,901	$54,193
Interest-bearing	127,847	119,608

Total deposits	181,748	173,801
Federal Home Loan Bank advances	9,181	11,067
Accrued expenses and other liabilities	2,445	2,277
Junior subordinated debt	5,000	5,000

Total liabilities	$198,374	$192,145
Stockholders’ equity
Preferred stock: no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus: No par value; 15,000,000 shares authorized; 1,497,907 shares issued at June 30, 2005; 1,494,321 shares at December 31, 2004	15,973	15,927
Retained earnings	1,967	1,678
Accumulated other comprehensive loss	(307)	(120)

Total stockholders’ equity	17,633	17,485

Total liabilities and stockholders’ equity	$216,007	$209,630

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three month and six month periods ended June 30, 2005 and 2004
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$2,926	$2,427	$5,804	$4,863
Taxable securities	257	237	507	500
Tax exempt securities	29	22	55	44
Federal funds sold and other	75	16	100	20

Total interest income	3,287	2,702	6,466	5,427
Interest expense
Deposits	591	339	1,110	662
Federal funds purchased	—	3	4	6
Federal Home Loan Bank advances	115	134	234	281
Junior subordinated debt	83	68	159	127

Total interest expense	789	544	1,507	1,076

Net interest income	2,498	2,158	4,959	4,351
Provision for loan losses	66	80	147	140

Net interest income after provision for loan losses	2,432	2,078	4,812	4,211
Noninterest income
Service charges on deposit accounts	284	231	532	460
Merchant credit card processing	39	36	78	81
Gain on sales of securities available for sale	—	—	—	15
Other commissions and fees	37	37	63	76
Other noninterest income	82	118	198	240

Total noninterest income	442	422	871	872
Noninterest expense
Salaries and employee benefits	1,204	1,036	2,338	2,088
Occupancy and equipment	421	338	810	670
Data processing	196	180	385	358
Marketing	108	119	203	177
Loss on other real estate owned	—	—	—	132
Other noninterest expense	609	406	1,165	812

Total noninterest expense	2,538	2,079	4,901	4,237

Income before income taxes	336	421	782	846

Income tax expense	122	141	269	280

Net income	$214	$280	$513	$566

Basic earnings per share	$0.14	$0.19	$0.34	$0.38

Diluted earnings per share	$0.14	$0.18	$0.34	$0.37

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2005, and 2004 (in thousands, except share and per share data):

				Accumulated
		Common		other
	Common	stock		comprehen-	Total stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	come	equity
Balance at January 1, 2004	1,190,366	$15,854	$778	$(49)	$16,583
Comprehensive income
Net income	—	—	566	—	566
Change in net unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $143	—	—	—	(278)	(278)

Total comprehensive income					288
Cash dividends ($.128 per share)	—	—	(191)	—	(191)
Exercise of stock options and related tax benefit	2,514	35	—	—	35

Balance at June 30, 2004	1,192,880	$15,889	$1,153	$(327)	$16,715

				Accumulated
		Common		other
	Common	stock		comprehen-	Total stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income (loss)	equity
Balance at January 1, 2005	1,494,321	$15,927	$1,678	$(120)	$17,485
Comprehensive income
Net income	—	—	513	—	513
Change in net unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $96	—	—	—	(187)	(187)

Total comprehensive income					326
Cash dividends ($.15 per share)	—	—	(224)	—	(224)
Exercise of stock options and related tax benefit	3,586	46	—	—	46

Balance at June 30, 2005	1,497,907	$15,973	$1,967	$(307)	$17,633

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three month and six month periods ended June 30, 2005 and 2004
(in thousands)
The Company’s only component of other comprehensive earnings is the unrealized gain (loss) on securities available for sale. Comprehensive income (loss) components and related tax effects are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$214	$280	$513	$566
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale	12	(621)	(283)	(406)
Reclassification adjustment for gains included in net income	—	—	—	(15)

Net unrealized gains (losses)	12	(621)	(283)	(421)
Tax effect	(4)	211	96	143

Total other comprehensive income (loss)	8	(410)	$(187)	$(278)

Total comprehensive income (loss)	$222	$(130)	$326	$288

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2005, and 2004
(in thousands, except share and per share data)

	June 30,	June 30,
	2005	2004
Cash flows from operating activities
Net income	$513	$566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	366	321
Provision for loan losses	147	140
Gain from sales of securities	—	(15)
Write-down of other real estate owned	—	132
Amortization of premiums and discounts on securities	30	39
Federal Home Loan Bank stock dividends	(6)	(27)
Dividends reinvested	(190)	(176)
Other changes, net	(681)	47

Net cash provided by operating activities	179	1,027
Cash flows from investing activities
Proceeds from sales, maturities and principal payments on securities available for sale	715	4,026
Net (increase) decrease in loans	5,351	72
Purchases of securities available for sale	(1,124)	1,190
Proceeds from sale of other real estate owned	—	2,539
Purchases of premises and equipment	(818)	(190)

Net cash provided by (used in) investing activities	4,124	7,637
Cash flows from financing activities
Net increase in deposits	7,947	5,757
Net decrease in federal funds purchased	—	(1,524)
Repayments Federal Home Loan Bank advances	(1,886)	(3,882)
Proceeds from exercise of stock options	38	29
Dividends paid	(224)	(191)

Net cash provided by financing activities	5,875	189

Net increase in cash and cash equivalents	10,178	8,853
Cash and cash equivalents at beginning of year	12,145	10,625

Cash and cash equivalents at end of period	$22,323	$19,478

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION
Note 1: Summary of Significant Accounting Policies
Organization. EvergreenBancorp, Inc. (“Bancorp”) was formed February 9, 2001 and is a Washington corporation chartered as a bank holding company. Bancorp holds all of the issued and outstanding shares of EvergreenBank (“the Bank”). The Bank is a Washington state chartered financial institution established in 1971 that engages in general commercial and consumer banking operations. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“the FDIC”). Bancorp and the Bank are collectively referred to as “the Company.” EvergreenBancorp Capital Trust I (“the Trust”) , a special purpose business trust formed by Bancorp in May 2002 to raise capital through a trust preferred securities offering, had previously been consolidated with the Company and is now reported separately.
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
Newly issued accounting pronouncements. FAS 123R requires all public companies to record compensation costs for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first fiscal year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after the adoption date are expected to result in additional compensation expense of approximately $78,000 in 2006, $53,000 in 2007, $38,000 in 2008, $32,000 in 2009, and $20,000 in 2010. There will be no significant effect on the Company’s financial position as total equity will not change; the effect on results of operations is not expected to be material upon and after adoption.
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

	Three months ended June 30,
(in thousands, except per share data)	2005	2004
Net income as reported	$214	$280
Deduct: Stock-based compensation expense determined under fair value based method	14	12

Pro forma net income	200	$268
Basic earnings per share as reported	$0.14	$0.19
Pro forma basic earnings per share	0.13	0.18
Diluted earnings per share as reported	0.14	0.18
Pro forma diluted earnings per share	0.13	0.18

	Six months ended June 30,
(in thousands, except per share data)	2005	2004
Net income as reported	$513	$566
Deduct: Stock-based compensation expense determined under fair value based method	28	24

Pro forma net income	$485	$542
Basic earnings per share as reported	$0.34	$0.38
Pro forma basic earnings per share	0.32	0.36
Diluted earnings per share as reported	0.34	0.37
Pro forma diluted earnings per share	0.31	0.36
     The weighted average fair value of individual options granted during the second quarter 2005 was $4.97. There were 19,000 options granted in the second quarter of 2005. The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

Three months ended
June 30, 2005
Risk-free interest rate	3.87%
Expected option life	7.5 years
Expected stock price volatility	22%
Dividend yield	1.6%

Six months ended
June 30, 2005
Risk-free interest rate	3.86%
Expected option life	7.5 years
Expected stock price volatility	21%
Dividend yield	1.6%

Note 2: Stock split
On November 30, 2004, the Company effected a five-for-four stock split. All references to number of shares issued and outstanding (basic and diluted) and earnings per share, for the periods presented have been restated.
Note 3: Stock options
During the second quarter of 2005, 19,000 stock options were granted and there were 1,836 options exercised. During the first quarter of 2005, 2,000 stock options were granted and there were 1,750 options exercised. The total stock options outstanding were 160,994 at June 30, 2005 with exercise prices ranging between $9.12 and $18.50 and expiration dates between October 23, 2010 and June 16, 2015. All options are granted at market value as of the date of grant.
Note 4: Securities available for sale
Investment securities available for sale include $6,584,000 in mortgage-backed securities at June 30, 2005. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from Federal Home Loan Bank of Seattle. Investment securities available for sale also include the AMF Adjustable Rate Mortgage Fund with a fair market value of $14,915,000 at June 30, 2005.
Securities with unrealized losses at June 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. agencies	$5,456	$(57)	$2,472	$(29)	$7,928	$(86)
State and political subdivisions	3,537	(29)	149	(2)	3,686	(31)
Mortgage-backed securities	—	—	5,661	(72)	5,661	(72)
AMF Adjustable Rate Mortgage Fund	375	(44)	14,540	(247)	14,915	(291)

Total temporarily impaired	$9,368	$(130)	$22,822	$(350)	$32,190	$(480)

At June 30, 2005, securities with unrealized losses have an aggregate depreciation of 1.47 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, and are expected to regain the lost value with stable or declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability and intent to hold these securities until maturity or for the foreseeable future.
The Net Asset Value (NAV) of the AMF Adjustable Rate Mortgage Fund has declined with recent increases in short term interest rates. With respect to the ARM Fund investment, the historical performance of the fund shows that as interest rates slow their rate of ascent, are stable, or as rates decline, the fund recovers its value (that is, the degree of impairment reverses) through increases in its market net asset value. Management expects the ARM Fund to recover value following a decline due to a rising interest rate environment once rates stabilize and the underlying adjustable rate mortgages reprice to market. The Company has the ability and intent to hold the investment for a sufficient period of time for any anticipated recovery in fair value.

Securities with unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

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

At December 31, 2004, securities with unrealized losses have an aggregate depreciation of 1.0 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, are expected to regain the lost value with stable or declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows:

	Three months ended June 30,
	2005	2004
(in thousands, except share and per share data):
Income (numerator):
Net income	$214	$280
Income (denominator):
Weighted average number of common stock shares outstanding – basic	1,497,554	1,490,813
Dilutive effect of outstanding employee and director stock options	33,411	24,171
Weighted average number of common stock shares outstanding and assumed conversion – diluted	1,530,965	1,514,984
Basic earnings per share	$0.14	$0.19
Diluted earnings per share	$0.14	$0.18

	Six months ended June 30,
	2005	2004
(in thousands, except share and per share data):
Income (numerator):
Net income	$513	$566
Income (denominator):
Weighted average number of common stock shares outstanding – basic	1,497,556	1,490,443
Dilutive effect of outstanding employee and director stock options	32,624	24,569
Weighted average number of common stock shares outstanding and assumed conversion – diluted	1,530,180	1,515,012
Basic earnings per share of common stock	$0.34	$0.38
Diluted earnings per share of common stock	$0.34	$0.37
Note 6: Retirement Benefits
The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15% of gross salary per month. For the first 6%, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20% after two years of employment, and such contributions are 100% vested with five years of employment. The Company’s contributions to the plan for the quarters ended June 30, 2005 and 2004 were $80,000 and $74,000, respectively. Contributions to the plan for the first six months of 2005 were $154,000 and $146,000 for the same period in 2004.
The Company also participates in multiple-employer defined benefit postretirement health care plans that provide medical and dental coverage to directors and surviving spouses and to employees who retire after age 62 and 15 years of full-time service and their dependents. The medical and dental plans are nonfunded.
Components of net periodic benefit cost:

	Three months ended		Six months
	June 30,		ended June 30,
(in thousands)	2005	2004	2005	2004
Service cost	$22	$23	$44	$46
Interest cost	23	22	46	44
Amortization of transition obligation	10	10	20	20
Recognized actuarial (gain) loss	0	0	0	0

Net periodic benefit cost	$55	$55	$110	$110

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Bank’s results of operations primarily depend on net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. The Bank’s operating results are also affected by loan fees, service charges on deposit accounts, net merchant credit card processing fees, gains from sales of loans and investments, other commissions and fees, and other noninterest income. Operating expenses of the Bank include employee compensation and benefits, occupancy and equipment costs, data processing costs, marketing costs, federal deposit insurance premiums and other administrative expenses.
The Bank’s results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates and real estate values. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory and taxing authorities.
The following discussion contains a review of the consolidated operating results and financial condition of the Company for the three and six month period of 2005. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2004 and to the previous year ended December 31, 2004. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
RESULTS OF OPERATIONS
Net Income
Three months and six months ended June 30, 2005 and 2004
For the second quarter of 2005, the Company reported net income of $214,000 compared to $280,000 for the second quarter of 2004, a decrease of 23.57 percent. The main reason for the decrease in profits was higher operating expenses due to additional staffing for the new Third and Seneca office opened in June 2005, combined with added costs of compliance with upcoming requirements of the Sarbanes-Oxley Act. The growth in expenses was largely offset by higher net interest income due to growth in loans and improved net interest margins.
Basic and diluted earnings per common share were $0.14 for the second quarter of 2005 compared to $0.19 and $0.18, respectively, for the same period one year ago.
For the second quarter of 2005, return on average common equity and return on average assets was 4.88 percent and .41 percent respectively, compared to 6.68 percent and .57 percent, respectively, for the same period one year ago.
For the first six months of 2005, net income was $513,000, compared with $566,000 for the first six months of 2004, a decrease of 9.36 percent. Basic and diluted earnings per common share were $0.34 for the first six months of 2005 and $0.38 and $0.37, respectively, for the same period in 2004. Return on average assets was .49 percent for 2005 and .58 percent for 2004. Return on average common equity was 5.86 percent for the first six months of 2005 and 6.74 percent for the same period of 2004. Additional analysis of financial components is contained in the discussion that follows. Unless otherwise stated, comparisons are between the second quarter 2005 and 2004.

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
Net interest income before the provision for loan losses was $2,498,000 for the second quarter of 2005, compared to $2,158,000 for the same period in 2004, an increase of 15.76 percent. Net interest income was $4,959,000 for the first six months of 2005, compared with $4,351,000 for the first six months of 2004, an increase of 13.97 percent. The increase was primarily attributable to substantial growth in the average balances of the loan portfolio that occurred during the fourth quarter 2004.
The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 5.10 percent for the first six months of 2005 compared to 4.93 percent for the same period one year ago. The weighted average yield on interest earning assets was 6.64 percent for the first six months of 2005, compared to 6.14 percent for the first six months of 2004. Interest expense as a percentage of average earning assets was 1.54 percent for the first six months of 2005, compared to 1.21 percent during the same period in 2004.
Interest income for the three months ended June 30, 2005 was $3,287,000 compared to $2,702,000 for the three months ended June 30, 2004, an increase of $587,000 or 21.65 percent. This increase was primarily attributable to an increase in the average loan balance of $16,200,000, an increase of 0.56 percent in the average yield on earning assets, and was partially offset by the level of nonaccrual loans.
Interest income for the six months ended June 30, 2005 was $6,466,000 compared to $5,427,000 for the six months ended June 30, 2004, an increase of 19.15 percent.
Interest expense for the three months ended June 30, 2005 was $789,000 compared to $544,000 for the three months ended June 30, 2004, an increase of $245,000 or 45.04 percent. This was largely due to an increase in the average rate paid on interest bearing liabilities and an increase of $16,500,000 in the average balance of interest bearing liabilities.
Interest expense for the six months ended June 30, 2005 was $1,507,000 compared with $1,076,000 for the same period a year ago, an increase of $431,000 or 40.06 percent.
Noninterest Income/Expense
Noninterest income in the second quarter of 2005 was $442,000 compared to $422,000 in the same quarter of 2004, an increase of $20,000 or 4.74 percent. Noninterest income for the six months ended June 30, 2004 was $871,000 compared with $872,000 for the same period of 2004, a decrease of $1,000 or 0.11 percent. Growth in service charges on deposit accounts was largely offset by lower other noninterest income.
Noninterest expense was $2,538,000 in the second quarter of 2005, compared to $2,079,000 in the same quarter of 2004, an increase of $459,000, or 22.08 percent. Noninterest expense for the six months ended June 30, 2005 was $4,901,000 compared with $4,237,000 for the same period of 2004, an increase of $664,000 or 15.67 percent. The increase was due primarily to the costs associated with the opening of the new Third and Seneca office which resulted in increased salary, occupancy, and depreciation expense, and added costs of compliance with upcoming requirements of the Sarbanes-Oxley Act.
Income tax expense
The Company recognized income tax expense of $122,000 during the second quarter of 2005, down from $141,000 in the same quarter of 2004. Income tax expense for the six months ended June 30, 2005 was $269,000, compared to $280,000 for the same period of 2004, a decrease of 3.93 percent or $11,000.

Provision and Allowance for Loan Losses
Included in the results of operations for the quarters ending June 30, 2005 and 2004 is a non-cash expense of $66,000 and $80,000, respectively, related to the provision for loan losses. The decrease of 17.5 percent was predominately due to fewer classified loans. The provision for loan losses for the six months ended June 30, 2005 was $147,000 compared to $140,000 for the same period of 2004.
At June 30, 2005, the allowance for loan losses was $1,898,000 compared to $1,887,000 at December 31, 2004. The ratio of the allowance to total loans outstanding was 1.23 percent at June 30, 2005, and 1.18 percent at December 31, 2004.
Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at June 30, 2005, there can be no assurance that such losses will not exceed estimated amounts.
While management is encouraged by recent trends and the current health of the national and regional economy, local economic conditions could still adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in problem assets, delinquencies and losses on loans.
FINANCIAL CONDITION
Loans
At June 30, 2005, loans totaled $154,169,000 compared to $159,656,000 at December 31, 2004, a reduction of $5,487,000 or 3.44 percent.
At June 30, 2005, the Bank had $90,080,000 in loans secured by real estate, which includes loans primarily for a commercial purpose, secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.
The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of June 30, 2005 and December 31, 2004:
Types of Loans

	June 30,	December 31,
(in thousands)	2005	2004
Commercial	$49,815	$55,563
Real estate:
Commercial	74,233	67,165
Construction	7,339	11,538
Residential 1-4 family	8,508	11,508
Consumer and other	14,274	13,882

Total	$154,169	$159,656

Allocation of the Allowance for Loan Losses
In the following table, the allowance for loan losses at June 30, 2005 and December 31, 2004 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations.

	June 30,	% of loans in	December 31,	% of loans in
	2005	each category	2004	each category
(in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial	$962	32%	$1,000	35%
Real estate:
Commercial	653	48	568	42
Construction	74	5	117	7
Residential 1-4 family	14	6	11	7
Consumer and other	195	9	191	9

Total	$1,898	100%	$1,887	100%

% of Loan portfolio	1.23%		1.18%

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

	Six months ended	Six months ended
(in thousands)	June 30, 2005	June 30, 2004
Beginning Balance	$1,887	$1,636
Chargeoffs
Commercial	138	—
Real estate:
Commercial	1	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	11	58

Total charge-offs	$150	$58
Recoveries
Commercial	$5	$6
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	9	8

Total Recoveries	$14	$14

Net chargeoffs/(recoveries)	$136	$44
Provision	147	140

Ending balance	$1,898	$1,732

Total loans classified as impaired at June 30, 2005 and December 31, 2004 were $1,876,000 and $548,000, respectively. The increase in the impaired loans total was primarily due to one loan classified as impaired because the borrower stopped making payments, but management believes no loss is expected to be realized. The Company considers a loan impaired if full principal and interest will not be collected according to the contractual terms of the note. Nonaccrual loans are included as impaired. Impaired loans are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral, if the loan is collateral dependent. The amount of the allowance for loan losses specifically allocated for impaired loans was $76,000 at June 30, 2005 compared with $298,000 at December 31, 2004.
Commercial loan charge-offs for the six months ended June 30, 2005 resulted primarily from one loan, classified as impaired and fully reserved at December 31, 2004.
Investments
At June 30, 2005, investments totaled $35,462,000, an increase of $292,000 or 0.83 percent from $35,170,000 at December 31, 2004. The increase in investments was primarily due to the purchase of $1,124,000 of municipal bonds in the second quarter, offset by principal payments on securities available-for-sale and an increase in the unrealized losses.
Deposits
At June 30, 2005, total deposits were $181,748,000, compared to $173,801,000 at December 31, 2004. This represents a 4.57 percent increase from December 31, 2004. Non-interest bearing deposits totaled $53,901,000 at June 30, 2005 compared to $54,193,000 at December 31, 2004, a decrease of $292,000 or 0.54 percent. Interest bearing deposits totaled $127,847,000 at June 30, 2005, compared to $119,608,000 at December 31, 2004, an increase of $8,239,000 or 6.89 percent.
Borrowings
At June 30, 2005, the Bank’s Federal Home Loan Bank borrowings were $9,181,000 compared to $11,067,000 at December 31, 2004. This represents a 17.04 percent decrease from December 31, 2004 and is due to regular repayment of maturing and amortizing advances. Due to increased liquidity, these advances were not replaced.
Stockholders’ Equity and Capital Resources
Stockholders’ equity totaled $17,633,000 at June 30, 2005, an increase of $148,000 or 0.85 percent over December 31, 2004. This increase in stockholders’ equity is primarily the result of net income of $513,000, less cash dividends paid of $224,000. The change in unrealized losses on securities available for sale, net of deferred taxes, reduced stockholders’ equity by $187,000. Equity increased by $46,000 in common stock and surplus due to the exercise of 3,586 stock options.
Book value per share was $11.77 at June 30, 2005 compared to $11.70 at December 31, 2004. Book value per share is calculated by dividing total equity by total shares outstanding.
The following tables display the capital ratios at June 30, 2005 and December 31, 2004 for the Company and the Bank. As the tables illustrate, the capital ratios exceed those required to be considered well-capitalized.

					Minimum to Be
					Well Capitalized
			Minimum for		Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2005
Total capital (to risk-weighted assets)
Consolidated	$24,662	14.12%	$13,972	8.00%	$17,465	10.00%
Bank	24,286	13.92	13,962	8.00	17,452	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	22,764	13.03	6,986	4.00	10,479	6.00
Bank	22,388	12.83	6,981	4.00	10,471	6.00
Tier 1 capital (to average assets)
Consolidated	22,764	10.86	8,387	4.00	10,483	5.00
Bank	22,388	10.68	8,387	4.00	10,483	5.00
December 31, 2004
Total capital (to risk-weighted assets)
Consolidated	$24,305	14.03%	$13,826	8.00%	$17,282	10.00%
Bank	23,651	13.71	13,805	8.00	17,256	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	22,419	12.94	6,913	4.00	10,369	6.00
Bank	21,764	12.61	6,902	4.00	10,354	6.00
Tier 1 capital (to average assets)
Consolidated	22,419	11.07	8,083	4.00	10,104	5.00
Bank	21,764	10.77	8,083	4.00	10,104	5.00
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
At June 30, 2005, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $45,758,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.
For additional information regarding off-balance sheet items, refer to Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2004.

The following table summarizes the Company’s significant contractual obligations and commitments at June 30, 2005:

	Within			After
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Federal Home Loan Bank advances	$4,880	$2,449	$1,852	$0	$9,181
Junior subordinated debt	—	—	—	5,000	5,000
Time Deposits	48,457	9,263	1,273	—	58,993
Operating leases	759	1,073	709	1,298	3,839

Total	$54,096	$12,785	$3,834	$6,298	$77,012

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
The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended June 30, 2005 and 2004. See the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2004 for additional information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The latest available analysis of the potential impact of rate on net interest income is indicated in the tables below.
Net interest income analysis as of June 30, 2005:
     Rate changes in basis points (bp) = 1/100 of 1%.

	ANNUALIZED DOLLAR CHANGE
IMMEDIATE RATE CHANGE	IN NET INTEREST INCOME	PERCENT CHANGE
+200bp	793	7.65
+100bp	397	3.83
+ 50bp	199	1.92
- 50bp	(187)	(1.81)
-100bp	(374)	(3.61)
-200bp	(1,043)	(10.07)

The table above indicates, for example, that the estimated effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by an estimated 3.83 percent or approximately $397,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 3.61 percent or approximately $374,000.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) Bancorp’s Annual Meeting of Stockholders was held on April 28, 2005 at 301 Eastlake Avenue East, Seattle, Washington. A total of 1,147,668 of the Company’s shares were present or represented by proxy at the meeting. This represented 76.71 percent of the Company’s outstanding votable shares.
     The matters approved by the stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:
Proposal No. 1: Election of Directors

Director	For	Against	Withheld
Richard W. Baldwin	1,140,874	0	6,794
C. Don Filer	1,139,701	0	7,967
Proposal No. 2: Ratification of Crowe Chizek and Company LLC as the Company’s Independent Registered Public Accounting Firm:

For	Against	Abstain
1,137,795	1,714	8,159
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
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
Dated: August 12, 2005

EVERGREENBANCORP, INC.
/s/ William G. Filer II
William G. Filer II
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)