Form 10-Q
period 2005-09-30
EVERGREENBANCORP INC
filed 2005-11-14
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, no par value, outstanding as of November 10, 2005: 2,000,188 shares
No Preferred Stock was issued or outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(in thousands, except per share data)

	September 30,	December 31,
	2005	2004

Assets
Cash and due from banks	$12,151	$9,407
Federal funds sold	9,926	2,736
Interest-bearing deposits in financial institutions	3	2

Total cash and cash equivalents	22,080	12,145

Securities available for sale	34,923	35,170

Loans	165,091	159,656
Allowance for loan losses	(1,931)	(1,887)

Net loans	163,160	157,769
Premises and equipment	3,243	2,576
Cash surrender value of bank owned life insurance	5,035	—
Accrued interest and other assets	2,952	1,970

Total assets	$231,393	$209,630

Liabilities

Deposits
Noninterest-bearing	$56,893	$54,193
Interest-bearing	136,283	119,608

Total deposits	193,176	173,801
Federal Home Loan Bank advances	13,065	11,067
Junior subordinated debt	5,000	5,000
Accrued expenses and other liabilities	2,449	2,277

Total liabilities	$213,690	$192,145

Stockholders’ equity
Preferred stock: no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus: no par value; 15,000,000 shares authorized; 2,000,659 shares issued at September 30, 2005; 1,992,428 shares at December 31, 2004	16,008	15,927
Retained earnings	2,055	1,678
Accumulated other comprehensive loss	(360)	(120)

Total stockholders’ equity	17,703	17,485

Total liabilities and stockholders’ equity	$231,393	$209,630

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three month and nine month periods ended September 30, 2005 and 2004
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$3,164	$2,572	$8,967	$7,435
Taxable securities	265	234	772	733
Tax exempt securities	35	24	91	68
Federal funds sold and other	49	12	149	33

Total interest income	3,513	2,842	9,979	8,269

Interest expense
Deposits	676	361	1,786	1,023
Federal funds purchased	4	3	8	9
Federal Home Loan Bank advances	135	129	369	410
Junior subordinated debt	90	62	249	188

Total interest expense	905	555	2,412	1,630

Net interest income	2,608	2,287	7,567	6,639
Provision for loan losses	144	50	291	190

Net interest income after Provision for loan losses	2,464	2,237	7,276	6,449

Noninterest income
Service charges on deposit accounts	233	233	765	693
Merchant credit card processing	37	36	115	116
Gain on sales of securities available-for-sale	—	—	—	15
Other commissions and fees	32	20	94	97
Net earnings on bank owned life insurance	35	—	35	—
Other noninterest income	73	118	271	357

Total noninterest income	410	407	1,280	1,278

Noninterest expense
Salaries and employee benefits	1,278	1,084	3,616	3,172
Occupancy and equipment	449	362	1,260	1,032
Data processing	182	164	566	522
Marketing	152	62	355	183
Loss on other real estate owned	—	—	—	132
Other noninterest expense	537	523	1,702	1,391

Total noninterest expense	2,598	2,195	7,499	6,432

Income before income tax expense	276	449	1,057	1,295
Income tax expense	75	148	343	428

Net income	$201	$301	$714	$867

Basic earnings per share of common stock	$0.10	$0.15	$0.36	$0.44

Diluted earnings per share of common stock	$0.10	$0.15	$0.35	$0.43

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2005, and 2004 (in thousands, except share and per share data):

				Accumulated
		Common		other
	Common	stock		comprehen-	Total
	stock	and	Retained	sive	stockholders'
	shares	surplus	earnings	income (loss)	equity

Balance at January 1, 2004	1,983,943	$15,854	$778	$(49)	$16,583

Comprehensive income:
Net income	—	—	867	—	867
Change in net unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $25	—	—	—	(48)	(48)

Total comprehensive income					819
Cash dividends ($.143 per share)	—	—	(287)	—	(287)
Exercise of stock options	5,204	44	—	—	44

Balance at September 30, 2004	1,989,147	$15,898	$1,358	$(97)	$17,159

				Accumulated
		Common		other
	Common	stock		comprehen-	Total
	stock	and	Retained	sive	stockholders'
	shares	surplus	earnings	income (loss)	equity

Balance at January 1, 2005	1,992,428	$15,927	$1,678	$(120)	$17,485

Comprehensive income:
Net income	—	—	714	—	714
Change in net unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $124	—	—	—	(240)	(240)

Total comprehensive income					474
Cash dividends ($.169 per share)	—	—	(337)	—	(337)
Exercise of stock options and related tax benefit	8,231	81	—	—	81

Balance at September 30, 2005	2,000,659	$16,008	$2,055	$(360)	$17,703

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three month and nine month periods ended September 30, 2005 and 2004
(in thousands)
The Company’s only component of other comprehensive earnings is the unrealized gain (loss) on securities available for sale. Comprehensive income (loss) components and related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$201	$301	$714	$867

Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale	(80)	349	(364)	(58)
Reclassification adjustment for gains included in net income	—	—	—	(15)

Net unrealized gains (losses)	(80)	349	(364)	(73)
Tax effect	27	(119)	124	25

Total other comprehensive income (loss)	(53)	230	(240)	(48)

Total comprehensive income	$148	$531	$474	$819

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2005, and 2004
(in thousands, except share and per share data)

	September 30,	September 30,
	2005	2004
Cash flows from operating activities
Net income	$714	$867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	579	485
Provision for loan losses	291	190
Gain from sale of available-for-sale securities	—	(15)
Write-down of other real estate owned	—	132
Amortization of premiums and discounts on securities	45	61
Federal Home Loan Bank stock dividends	(6)	(39)
Dividends reinvested	(190)	(252)
Net earnings on bank owned life insurance	(35)	—
Other changes, net	(672)	454

Net cash provided by operating activities	726	1,883

Cash flows from investing activities
Proceeds from sales, maturities and principal payments on securities available for sale	1,158	5,985
Net (increase) decrease in loans	(5,682)	(7,819)
Purchase of bank owned life insurance	(5,000)	—
Purchases of securities available for sale	(1,124)	(1,526)
Proceeds from sale of other real estate owned	—	2,527
Purchases of premises and equipment	(1,246)	(353)

Net cash provided by (used in) investing activities	(11,894)	(1,186)

Cash flows from financing activities
Net increase in deposits	19,375	8,985
Net decrease (increase) in federal funds purchased	—	(1,654)
Proceeds (repayments) from Federal Home Loan Bank advances	1,998	(3,098)
Proceeds from exercise of stock options	67	37
Dividends paid	(337)	(287)

Net cash provided by financing activities	21,103	3,983

Net increase in cash and cash equivalents	9,935	4,680
Cash and cash equivalents at beginning of year	$12,145	$10,625

Cash and cash equivalents at end of period	$22,080	$15,305

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
Newly issued accounting pronouncements. FAS 123R requires all public companies to record compensation costs for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first fiscal year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after the adoption date are expected to result in additional compensation expense of approximately $97,000 in 2006, $72,000 in 2007, $57,000 in 2008, $36,000 in 2009, and $24,000 in 2010. There will be no significant effect on the Company’s financial position as total equity will not change; the effect on results of operations is not expected to be material upon and after adoption.
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

	Three months ended September 30,
(in thousands, except per share data)	2005	2004
Net income as reported	$201	$301
Deduct: Stock-based compensation expense determined under fair value based method	17	14

Pro forma net income	$184	$287

Basic earnings per share as reported	$0.10	$0.15
Pro forma basic earnings per share	0.09	0.14
Diluted earnings per share as reported	0.10	0.15
Pro forma diluted earnings per share	0.09	0.14

	Nine months ended September 30,
(in thousands, except per share data)	2005	2004
Net income as reported	$714	$867
Deduct: Stock-based compensation expense determined under fair value based method	62	38

Pro forma net income	$652	$829

Basic earnings per share as reported	$0.36	$0.44
Pro forma basic earnings per share	0.33	0.42
Diluted earnings per share as reported	0.35	0.43
Pro forma diluted earnings per share	0.32	0.41
The weighted average fair value of individual options granted during the third quarter of 2005 and 2004 were $3.74 and $1.94 respectively. There were 17,333 options granted in the third quarter of 2005. The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	Three months ended	Three months ended
	September 30, 2005	September 30, 2004
Risk-free interest rate	4.08%	3.65%
Expected option life	7.5 years	7.5 years
Expected stock price volatility	22%	13%
Dividend yield	1.6%	1.8%
Note 2: Stock split
On October 25, 2005, the Company effected a four-for-three stock split and on November 30, 2004, the Company effected a five-for-four stock split. All references to number of shares as well as earnings per share for the periods presented have been restated.
Note 3: Stock options
During the third quarter of 2005, 17,333 stock options were granted and there were 3,449 options exercised. During the second quarter of 2005, there were 25,333 stock options granted and there were 2,448 options exercised. During the first quarter of 2005, there were 2,667 stock options granted and there were 2,334 options exercised. The total stock options outstanding were 228,529 at September 30, 2005 with exercise prices ranging between $6.85 and $13.88 and expiration dates between October 23, 2010 and August 18, 2015. All stock options are granted at market value as of date of grant.
Note 4: Securities available for sale
Investment securities available for sale include $6,108,000 in mortgage-backed securities at September 30, 2005. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from Federal Home Loan Bank of Seattle. Investment securities available for sale also include the AMF Adjustable Rate Mortgage Fund with a fair market value of $14,854,000 at September 30, 2005.

Securities with unrealized losses at September 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. agencies	$5,443	$(69)	$2,470	$(30)	$7,913	$(99)
State and political subdivisions	3,400	(20)	149	(2)	3,549	(22)
Mortgage-backed securities	—	—	5,304	(88)	5,304	(88)
AMF Adjustable Rate Mortgage Fund	286	(3)	14,568	(350)	14,854	(353)

Total temporarily impaired	$9,129	$(92)	$22,491	$(470)	$31,620	$(562)

At September 30, 2005, securities with unrealized losses have an aggregate depreciation of 1.8 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, and are expected to regain the lost value with stable or declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability and intent to hold these securities until maturity or for the foreseeable future.
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
Securities with unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. agencies	$3,495	$(25)	$988	$(12)	$4,483	$(37)
State and political subdivisions	891	(4)	—	—	891	(4)
Mortgage-backed securities	6,210	(36)	31	—	6,241	(36)
AMF Adjustable Rate Mortgage Fund	283	(1)	14,549	(184)	14,832	(185)

Total temporarily impaired	$10,879	$(66)	$15,568	$(196)	$26,447	$(262)

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
Note 5: Earnings per share
Basic earnings per share of common stock is computed on the basis of the weighted average number of common stock shares outstanding adjusted for the November 2004 five-for-four stock split and the October 2005 four-for-three stock split. Diluted earnings per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows:

	Three months ended September 30,
(in thousands, except share and per share data):	2005	2004
Income (numerator):
Net income	$201	$301

Shares (denominator):
Weighted average number of common stock shares outstanding - basic	1,999,487	1,989,017
Dilutive effect of outstanding employee and director stock options	56,687	32,281
Weighted average number of common stock shares outstanding and assumed conversion — diluted	2,056,174	2,021,298

Basic earnings per share of common stock	$0.10	$0.15
Diluted earnings per share of common stock	$0.10	$0.15

	Nine months ended September 30,
(in thousands, except share and per share data):	2005	2004
Income (numerator):
Net income	$714	$867

Shares (denominator):
Weighted average number of common stock shares outstanding - basic	1,998,206	1,987,851
Dilutive effect of outstanding employee and director stock options	44,854	31,892
Weighted average number of common stock shares outstanding and assumed conversion — diluted	2,043,060	2,019,743

Basic earnings per share of common stock	$0.36	$0.44
Diluted earnings per share of common stock	$0.35	$0.43
Note 6: Retirement Benefits
The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15% of gross salary per month. For the first 6%, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20% after two years of employment, and such contributions are 100% vested with five years of employment. The Company’s contributions to the plan for the quarters ended September 30, 2005 and 2004 were $87,000 and $67,000, respectively. Contributions to the plan for the first nine months of 2005 and 2004 were $242,000 and $213,000, respectively.
The Company also participates in multiple-employer defined benefit postretirement health care plans that provide medical and dental coverage to directors and surviving spouses and to employees who retire after age 62 and 15 years of full-time service and their dependents. The medical and dental plans are nonfunded.

Components of net periodic benefit cost:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Service cost	$22	$23	$66	$69
Interest cost	23	22	69	66
Amortization of transition obligation	10	10	30	30
Recognized actuarial (gain) loss	0	0	0	0

Net periodic benefit cost	$55	$55	$165	$165

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
The following discussion contains a review of the consolidated operating results and financial condition of the Company for the three and nine month periods of 2005. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2004 and to the previous year ended December 31, 2004. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
RESULTS OF OPERATIONS
Net Income
Three months and nine months ended September 30, 2005 and 2004
For the third quarter of 2005, the Company reported net income of $201,000 compared to $301,000 for the third quarter of 2004, a decrease of 33.22 percent. The main reason for the decrease in profits was higher operating expenses due to additional staffing for the new Third and Seneca office opened in June 2005 and the South Lake Union office opened in November 2004. The growth in expenses was partially offset by higher net interest income due to growth in loans and improved net interest margins.
Basic and diluted earnings per common share were $0.10 for the third quarter of 2005 compared to $0.15 for the same period one year ago.
For the third quarter of 2005, return on average common equity and return on average assets was 4.55 percent and .36 percent respectively, compared to 7.08 percent and .62 percent, respectively, for the same period one year ago.
For the first nine months of 2005, net income was $714,000, compared with $867,000 for the first nine months of 2004, a decrease of 17.65 percent. Basic and diluted earnings per common share were $0.36 and $0.35 for the first nine months of 2005 respectively, and $0.44 and $0.43 for the same period in 2004. Return on average assets was .45 percent for 2005 and .59 percent for 2004. Return on average common equity was 5.43 percent for the first nine months of 2005 and 6.86 percent for the same period of 2004. Additional analysis of financial components is contained in the discussion that follows. Unless otherwise stated, comparisons are between the third quarter 2005 and 2004.
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
Net interest income before the provision for loan losses was $2,608,000 for the third quarter of 2005, compared to $2,287,000 for the same period in 2004, an increase of 14.04 percent. Net interest income was $7,567,000 for the first nine months of 2005, compared with $6,639,000 for the first nine months of 2004, an increase of 13.98 percent. The increase was primarily attributable to growth in the average balance of the loan portfolio.
The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 5.11 percent for the first nine months of 2005 compared to 4.96 percent for the same period one year ago. The weighted average yield on interest earning assets was 6.73 percent for the first nine months of 2005 compared to 6.17 percent during the first nine months of 2004. Interest expense as a percentage of average earning assets was 1.61 percent for the first nine months of 2005, compared to 1.21 percent during the same period in 2004.
Interest income for the three months ended September 30, 2005 was $3,513,000 compared to $2,842,000 for the three months ended September 30, 2004, an increase of $671,000 or 23.61 percent. This increase was primarily attributable to an increase in the average loan balance of $19,400,000, offset by a decrease in the average yield on earning assets.
Interest income for the nine months ended September 30, 2005 was $9,979,000 compared to $8,269,000 for the nine months ended September 30, 2004, an increase of 20.68 percent. The increase is due primarily to 13.12 percent growth in average loan balances and an increase of .56 percent in the average yield in earning assets.
Interest expense for the three months ended September 30, 2005 was $905,000 compared to $555,000 for the three months ended September 30, 2004, an increase of $350,000 or 63.06 percent. This was largely due to an increase in the average rate paid on interest bearing liabilities and an increase of $19,300,000 in the average balance of interest bearing liabilities.
Interest expense for the nine months ended September 30, 2005 was $2,412,000 compared with $1,630,000 for the same period a year ago, an increase of $782,000 or 47.98 percent. The higher expense year to date is attributable to an increase in the average balance of interest-bearing deposits along with higher rates paid.
Noninterest Income/Expense
Noninterest income in the third quarter of 2005 was $410,000 compared to $407,000 in the same quarter of 2004, an increase of $3,000 or 0.74 percent. Noninterest income for the nine months ended September 30, 2005 was $1,280,000 compared with $1,278,000 for the same period of 2004, an increase of $2,000 or 0.16 percent. The increase in service charges on deposit accounts was largely offset by lower other noninterest income, as more customers pay fees by way of earnings credits on demand account balances. In August 2005, the Company purchased $5,000,000 in bank owned life insurance. Net earnings on this asset totaled $35,000 in the three and nine months ended September 30, 2005.
Noninterest expense was $2,598,000 in the third quarter of 2005, compared to $2,195,000 in the same quarter of 2004, an increase of $403,000, or 18.36 percent. The increase was due primarily to the costs associated with the opening of two new offices which resulted in increased salary, occupancy, and depreciation expense. For these same reasons, noninterest expense increased for the nine months ended September 30, 2005, ending at $7,499,000 compared with $6,432,000 for the same period of 2004, an increase of $1,067,000 or 16.59 percent.

Income tax expense
The Company recognized income tax expense of $75,000 during the third quarter of 2005, down from $148,000 in the same quarter of 2004. Income tax expense for the nine months ended September 30, 2005 was $343,000, compared to $428,000 for the same period of 2004, a decrease of $85,000 or 19.86 percent. The decrease reflects a $238,000, or 18.38 percent drop in pre-tax income to $1,057,000 for the nine months ended September 30, 2005. The effective income tax rate has remained consistent, approximately 33 percent, for each period reported, however, the effective tax rate declined to approximately 27 percent for the three months ended September 30, 2005 as a result of lower taxable income due to earnings on bank owned life insurance and an increase in tax exempt securities income.
Provision and Allowance for Loan Losses
Included in the results of operations for the quarters ending September 30, 2005 and 2004 is a non-cash expense of $144,000 and $50,000, respectively, related to the provision for loan losses. The provision for loan losses for the nine months ended September 30, 2005 was $291,000 compared to $190,000 for the same period of 2004. This increase in the provision is due largely to higher net loan chargeoffs, an increase in loans, and changes in loan portfolio composition.
At September 30, 2005, the allowance for loan losses was $1,931,000 compared to $1,887,000 at December 31, 2004. The ratio of the allowance to total loans outstanding was 1.17 percent at September 30, 2005, and 1.18 percent at December 31, 2004.
Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at September 30, 2005, there can be no assurance that such losses will not exceed estimated amounts.
While management is encouraged by recent trends and the current health of the national and regional economy, local economic conditions could still adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in problem assets, delinquencies and losses on loans.
FINANCIAL CONDITION
Loans
At September 30, 2005, loans totaled $165,091,000 compared to $159,656,000 at December 31, 2004, an increase of $5,435,000 or 3.40 percent.
At September 30, 2005, the Bank had $97,958,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.
The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of September 30, 2005 and December 31, 2004:
Types of Loans

	September 30,	December 31,
(in thousands)	2005	2004
Commercial	$52,086	$55,563
Real estate:
Commercial	78,216	67,165
Construction	10,117	11,538
Residential 1-4 family	9,625	11,508
Consumer and other	15,047	13,882

Total	$165,091	$159,656

Allocation of the Allowance for Loan Losses
In the following table, the allowance for loan losses at September 30, 2005 and December 31, 2004 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations.

	September 30,	% of loans in	December 31,	% of loans in
	2005	each category	2004	each category
(in thousands)	Amount	to total loans	amount	to Total Loans
Commercial	$899	32%	$1,000	35%
Real estate:
Commercial	708	47	568	42
Construction	107	6	117	7
Residential 1-4 family	12	6	11	7
Consumer and other	205	9	191	9

Total	$1,931	100%	$1,887	100%

% of Loan portfolio	1.17%		1.18%

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

	Nine months ended	Nine months ended
(in thousands)	September 30, 2005	September 30, 2004
Beginning Balance	$1,887	$1,636

Chargeoffs
Commercial	252	—
Real estate:
Commercial	1	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	23	74

Total chargeoffs	$276	$74

Recoveries
Commercial	$17	$85
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	12	10

Total Recoveries	$29	$95

Net chargeoffs/(recoveries)	$247	$(21)

Provision	291	190

Ending balance	$1,931	$1,847

Total loans classified as impaired at September 30, 2005 and December 31, 2004 were $263,000 and $548,000, respectively. The Company considers a loan impaired if full principal and interest will not be collected according to the contractual terms of the note. Nonaccrual loans are included as impaired. Impaired loans are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral, if the loan is collateral dependent. The amount of the allowance for loan losses specifically allocated for impaired loans was $39,000 at September 30, 2005 compared with $298,000 at December 31, 2004.
Investments
At September 30, 2005, investments totaled $34,923,000, a decrease of $247,000 or 0.70 percent from $35,170,000 at December 31, 2004. The decrease in investments was primarily due to maturities and prepayments of securities.
Bank Owned Life Insurance
In August 2005, the Bank purchased life insurance on certain employees of the Bank, which provides $5,000,000 in cash surrender value to the Bank. Increases in cash surrender value of the policies will be used to fund future employee benefit plan expense.
Deposits
At September 30, 2005, total deposits were $193,176,000, compared to $173,801,000 at December 31, 2004. This represents an 11.15 percent increase from December 31, 2004. Non-interest bearing deposits totaled $56,893,000 at September 30, 2005 compared to $54,193,000 at December 31, 2004, an increase of $2,700,000 or 4.98 percent. Interest bearing deposits totaled $136,283,000 at September 30, 2005, compared to $119,608,000 at December 31, 2004, an increase of $16,675,000 or 13.94 percent.
Borrowings
At September 30, 2005, the Bank’s Federal Home Loan Bank borrowings were $13,065,000 compared to $11,067,000 at December 31, 2004. This represents an 18.05 percent increase from December 31, 2004 and is due to increased borrowings for funding loan growth.
Stockholders’ Equity and Capital Resources
Stockholders’ equity totaled $17,703,000 at September 30, 2005, an increase of $218,000 or 1.25 percent over December 31, 2004. This increase in stockholders’ equity is primarily the result of net income of $714,000, less cash dividends paid of $337,000. The change in unrealized losses on securities available for sale, net of deferred taxes, reduced stockholders’ equity by $240,000. Equity increased by $81,000 in common stock and surplus due to the exercise of 8,231 stock options.
Book value per share was $8.85 at September 30, 2005 compared to $8.78 at December 31, 2004. Book value per share is calculated by dividing total equity by total shares outstanding.

The following table displays the capital ratios at September 30, 2005 and December 31, 2004 for Bancorp and the Bank. As the table illustrates, the capital ratios exceed those required to be considered well-capitalized.

					Minimum to Be
					Well Capitalized
			Minimum for		Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2005
Total capital (to risk-weighted assets) Consolidated	$24,761	12.95%	$15,297	8.00%	19,121	10.00%
Bank	24,418	12.78	15,288	8.00	19,110	10.00
Tier 1 capital (to risk-weighted assets) Consolidated	22,830	11.94	7,649	4.00	11,473	6.00
Bank	22,487	11.77	7,644	4.00	11,466	6.00
Tier 1 capital (to average assets) Consolidated	22,830	10.47	8,723	4.00	10,904	5.00
Bank	22,487	10.31	8,723	4.00	10,904	5.00
December 31, 2004
Total capital (to risk-weighted assets) Consolidated	$24,305	14.03%	$13,826	8.00%	$17,282	10.00%
Bank	23,651	13.71	13,805	8.00	17,256	10.00
Tier 1 capital (to risk-weighted assets) Consolidated	22,419	12.94	6,913	4.00	10,369	6.00
Bank	21,764	12.61	6,902	4.00	10,354	6.00
Tier 1 capital (to average assets) Consolidated	22,419	11.07	8,083	4.00	10,104	5.00
Bank	21,764	10.77	8,083	4.00	10,104	5.00
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
At September 30, 2005, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $51,378,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.
For additional information regarding off-balance sheet items, refer to Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2004.

The following table summarizes the Company’s significant contractual obligations and commitments at
September 30, 2005:

	Within			After
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Federal Home Loan Bank advances	$2,880	$3,185	$3,000	$4,000	$13,065
Junior subordinated debt	—	—	—	5,000	5,000
Time Deposits	53,693	7,367	1,200	—	62,260
Operating leases	653	928	704	1,201	3,486
Purchase obligations	—	—	—	—	—

Total	$57,226	$11,480	$4,904	$10,201	$83,811

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
The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended September 30, 2005 and 2004. See the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2004 for additional information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The latest available analysis of the potential impact of rate on net interest income is indicated in the tables below.
Net interest income analysis as of September 30, 2005
Rate changes in basis points (bp) = 1/100 of 1%.

	ANNUALIZED DOLLAR CHANGE
IMMEDIATE RATE CHANGE	IN NET INTEREST INCOME	PERCENT CHANGE
	(IN THOUSANDS)
+200bp	747	6.87
+100bp	396	3.64
+ 50bp	198	1.82
- 50bp	(183)	(1.68)
-100bp	(365)	(3.35)
-200bp	(1,025)	(9.42)
The table above indicates, for example, that the estimated effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by an estimated 3.64 percent or approximately $396,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 3.35 percent or approximately $365,000.

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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.
There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.
Forward-Looking Information Statement
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. EvergreenBancorp, Inc. (the “Company”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual results to differ materially from the Company’s expectation include, but are not limited to: fluctuation in interest rates and loan and deposit pricing, which could reduce the Company’s net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company’s market areas, that could increase credit-related losses and expenses; a national or local disaster, including acts of terrorism; challenges the Company may experience in retaining or replacing key executives or employees in an effective manner; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company’s provision for loan losses and related expenses; higher than anticipated costs related to business combinations and the integration of acquired businesses which may be more difficult or expensive than expected, or slower than expected earning assets growth which could extend anticipated breakeven periods relating to such strategic expansion; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company’s banking or other subsidiaries; and possible changes in tax rates, tax laws, or tax law interpretation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including its 2004 Form 10-K.

PART II — OTHER INFORMATION
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
On August 18, 2005, Bancorp’s board of directors reviewed and approved the executive committee’s recommendation, in its capacity as the compensation committee, increasing the annual fee for audit committee service in 2005 from $2,500 to $5,000.
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
Dated: November 14, 2005
EVERGREENBANCORP, INC.

/s/ William G. Filer II

William G. Filer II
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)