Form 10-K
period 2005-12-31
EVERGREENBANCORP INC
filed 2006-03-17
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, no par value per share
      Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
      Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting common equity held by non-affiliates, based on the closing price as quoted on the OTC Bulletin Board at June 30, 2005 (the last business day of the most recent second fiscal quarter), was $26,587,849.
      The number of shares outstanding of the registrant’s no par value common stock as of March 15, 2006 was 2,000,467 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Designated portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders (Part III, Items 10-14).

EVERGREENBANCORP, INC.
FORM 10-K
ANNUAL REPORT

PART I
Forward-Looking Information Statement
      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. EvergreenBancorp, Inc. (“Bancorp”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual results to differ materially from the Company’s expectation include, but are not limited to: fluctuation in interest rates and loan and deposit pricing, which could reduce the Company’s net interest margins, asset valuations, and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company’s market areas, that could increase credit-related losses and expenses; a national or local disaster, including acts of terrorism; challenges the Company may experience in retaining or replacing key executives or employees in an effective manner; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company’s provision for loan losses and related expenses; higher than anticipated costs related to business combinations and the integration of acquired businesses which may be more difficult or expensive than expected, or slower than expected earning assets growth which could extend anticipated breakeven periods relating to such strategic expansion; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company’s banking or other subsidiaries; and possible changes in tax rates, tax laws, or tax law interpretation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 1.	Business
EvergreenBancorp, Inc.
      EvergreenBancorp, Inc. is a bank holding company organized under the laws of the State of Washington. Bancorp was formed in 2001 pursuant to the reorganization of EvergreenBank (“the Bank”), whereby the Bank became a wholly owned subsidiary of Bancorp. This tax-free reorganization resulted in a share-for-share exchange of stock whereby stockholders of the Bank became stockholders of Bancorp. The bank holding company structure provides flexibility for financing and growth, as well as for acquiring or establishing other banking operations or businesses related to banking. In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (“the Trust”) to raise capital through a trust preferred securities offering. Prior to 2003, the Trust was consolidated in the Company’s financial statements. Under current accounting guidance, the Trust is no longer consolidated with the Company. Bancorp and Bank are collectively referred to herein as “the Company.” The terms “we,” “us,” and “our” refer to Bancorp, Bank or Trust where applicable. Additional information regarding the Trust can be found in Note 8, “Borrowings and Junior Subordinated Debt” to the notes to the consolidated financial statements.
      The Company remains committed to community banking and intends to remain community-focused. In 2005, the Bank continued to conduct its banking business in substantially the same manner as in prior years. The Company continues to look for possible acquisition opportunities that can offer both compatibility of business operations and enhanced shareholder value. The Board’s philosophies and overall structure remain unchanged.
      The Company’s consolidated net income for 2005 was $966,000, or $0.48 per basic share ($0.47 per diluted share), and its consolidated equity at December 31, 2005 was $17,736,000, with 2,000,467 common shares outstanding and a book value of $8.87 per share. At December 31, 2005, the Company had total consolidated assets of approximately $249,192,000, loans of approximately $189,188,000, and deposits of approximately $199,890,000. For more information regarding the Company’s financial results, see “Manage-

ment’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” of this 10-K report.
EvergreenBank
      EvergreenBank is a Washington chartered commercial bank organized in 1971 under the name Teachers State Bank with its main office at 301 Eastlake Avenue East in Seattle (“Eastlake” office). Since 1993, the Bank has opened five additional offices located in Lynnwood, Bellevue, Federal Way, and Seattle. Over the years, the Bank has changed its business focus. In the late seventies, regulatory changes that allowed credit unions to issue drafts against their members’ share accounts created an opportunity for the Bank. In 1977, the Bank began marketing a share draft system that could process credit union’s share drafts for the Federal Reserve System. To reflect the Bank’s growing interest in consumer and commercial markets, and to clarify for potential customers that the Bank’s products and services were not limited to “teachers,” in 1980, its name was changed to “EvergreenBank.” In early 2000, because of narrowing profit margins and increased competition in the check clearing business, the Bank withdrew from that business and management began to restructure the Bank’s balance sheet and focus primarily on its business in consumer and commercial lending and deposits. The Bank now focuses on general commercial banking business, offering commercial banking services to small and medium-sized businesses, professionals, and retail customers in its market area.

Market
      The Bank’s primary market area consists of King, Pierce, and Snohomish counties in western Washington. The Bank began its operations in 1971 from its Eastlake office location in Seattle and has since expanded its market with the addition of five offices since 1993 within a 25-mile radius of Seattle.
      Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts, health savings accounts, and money market accounts. Loans include commercial, real estate construction and development, installment and consumer loans, and residential real estate. Other products and services include merchant credit card processing, financial planning and investment services, cash management services, electronic funds transfers, electronic tax payment, and safe deposit boxes. The Bank also offers 24-hour telephone banking, an ATM network, as well as Internet banking and bill paying services.

Competition
      Commercial banking in the state of Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Washington is dominated by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Key Bank, Bank of America, and Washington Mutual Bank, which together account for over 60 percent of the total commercial and savings bank deposits in Washington. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank. In addition, the Bank has experienced competition for both deposits and loans from “non-bank” financial service providers, such as brokerage firms, captive automobile financing and equipment leasing companies.
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

      In general, the financial services industry has experienced widespread consolidation in recent years. The Company anticipates that consolidation among financial institutions in its market area will continue. Other financial institutions, many with substantially greater resources, compete in the acquisition market against the Company. Some of these institutions, among other items, have greater access to capital markets, larger cash reserves, and a more liquid currency than the Company. Additionally, the rapid adoption of financial services through the Internet has reduced the barrier to entry by financial services providers physically located outside our market area. Although the Company has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

Employees
      On December 31, 2005, the Bank employed 64 full-time employees and 2 part-time employees. Employees are not represented by any collective bargaining agreement. Management considers its relations with employees to be good.
EvergreenBancorp Capital Trust I
      On May 23, 2002, Bancorp completed an issuance of $5 million in trust preferred securities through a newly formed special purpose business trust, EvergreenBancorp Capital Trust I. The securities were sold in a private placement pursuant to an exemption from registration under the Securities Act of 1933, as amended.
      Under the terms of the transaction, the trust preferred securities have a maturity of 30 years and the holders are entitled to receive cumulative cash distributions on a quarterly basis at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.50 percent. The securities are not redeemable until 2007 except in the event of certain special redemption events. Most of the proceeds from the sale of the securities were contributed to the Bank as Tier 1 capital to support lending and other operations.
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
Federal Bank Holding Company Regulation
      General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is therefore subject to regulation, supervision, and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports with the Federal Reserve and must provide it with such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.
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
      Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest, and operational expenses.
      Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.
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
      State Law Restrictions. As a Washington corporation, the Company is subject to certain limitations and restrictions under applicable Washington corporate law. For example, state law restrictions in Washington include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers, or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.
Federal and State Regulation of EvergreenBank
      General. The Bank is a Washington chartered commercial bank with deposits insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the Washington State Department of Financial Institutions, Division of Banks and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.
      Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.
      Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

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
      Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover, among other things, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, and benefits. Additional standards apply to asset quality, earnings, and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.
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
      Washington enacted “opting in” legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Until recently, Washington restricted out-of-state banks from opening de novo branches, however, in 2005, Washington interstate branching laws were amended so that an out-of-state bank may, subject to the Director’s approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions. Once an out-of-state bank has acquired a bank within Washington, either through merger or acquisition of all or substantially all of the bank’s assets or through authorized de novo branching, the out-of-state bank may open additional branches within the state.
Deposit Insurance
      The Bank’s deposits are currently insured to a maximum of $100,000 per depositor (in some instances up to $100,000 per deposit account, depending on the ownership category of the account) through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Under the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund will be merged with the Savings Association Insurance Fund into a new Deposit Insurance Fund, and the maximum deposit insurance amounts will be subject to inflation adjustments every five years, commencing April, 2010.
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
      Tier 1 and Tier 2 Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stockholders’ equity, surplus, and undivided profits. Tier 2 capital generally consists of the allowance for loan losses, hybrid capital instruments, and term subordinated debt. The sum of Tier 1 capital and Tier 2 capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier 1 capital.
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
      Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well-capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.
Corporate Governance and Accounting Legislation
      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“the Act”) addresses corporate and accounting fraud. The Act established a new accounting oversight board to enforce auditing standards and restricted the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (“the SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”
      The Act also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods;” (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
      As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC. Currently, the SEC granted an extension to comply with the reporting requirements of Section 404 to 2007. We anticipate that we will incur additional expense, including ongoing compliance with Section 404, as a result of the Act, but we do not expect that such compliance will have a material impact on our business.
Anti-Terrorism Legislation
      USA PATRIOT Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) is intended to combat terrorism. Among other things, the USA PATRIOT Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks, (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals, (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While we believe the USA PATRIOT Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that the Act will have a material adverse effect on our business and operations.
Financial Services Modernization
      Gramm-Leach-Bliley Act of 1999. The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms; (ii) provided a uniform framework for the activities of banks, savings institutions, and their holding companies; (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provided an enhanced framework for protecting the privacy of consumer information; and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.
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
      We do not believe that the act will negatively affect our operations in the short term, however, to the extent the legislation permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.
Effects of Government Monetary Policy
      Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession. Its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits influence the growth of bank loans, investments, and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Item 1A.	Risk Factors
      Our business exposes us to certain risks. The following is a discussion of what management believes are currently the most significant risks and uncertainties that may affect our business, financial condition, and future results.
Fluctuating interest rates can adversely affect our profitability
      Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. We cannot make assurances that we can minimize our interest rate risk. In addition, interest rates also affect the amount of money we can lend. When interest rates rise, the cost of borrowing also increases. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, and prospects. We assess rate risk by various means including analysis of financial data and by modeling the impact of rate changes on financial performance. Current information suggests that the Company is slightly “asset-sensitive,” suggesting that rising interest rates may tend to increase net interest income and improve profits, and that falling interest rates would have the opposite effect. See page 32 for further discussion and analysis of interest rate risk.
Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings
      We maintain an allowance for loan losses in an amount that we believe is adequate to provide for probable incurred losses in the portfolio. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance. Furthermore, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.
Our loan portfolio contains a high percentage of commercial and commercial real estate loans in relation to our total loans and total assets
      Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in: a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.
An economic downturn in the market area we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio
      The inability of borrowers to repay loans can erode our earnings. Substantially all of our loans are to businesses and individuals in the Seattle, Bellevue, Lynnwood, and Federal Way communities, and any decline in the economy of this market area could impact us adversely. As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment.
Competition in our market area may limit our future success
      Commercial banking is a highly competitive business. We compete with other commercial banks, savings and loan associations, credit unions, and finance companies operating in our market area. We are subject to substantial competition for loans and deposits from other financial institutions. Some of our competitors are not subject to the same degree of regulation and restriction as we are. Some of our competitors have greater financial resources than we do. We compete for funds with other financial institutions that, in most cases, are significantly larger and able to provide a greater variety of services than we do and thus may obtain deposits at lower rates of interest. If we are unable to effectively compete in our market area, our business and results of operations could be adversely affected.
There are restrictions on changes in control of the Company that could decrease our shareholders’ chance to realize a premium on their shares
      As a Washington corporation, we are subject to various provisions of the Washington Business Corporation Act that impose restrictions on certain takeover offers and business combinations, such as combinations with interested shareholders and share repurchases from certain shareholders. Provisions in our Articles of Incorporation governing a staggered Board could have the effect of hindering, delaying, or preventing a takeover bid. These provisions may inhibit takeover bids and could decrease the chance of shareholders realizing a premium over market price for their shares as a result of the takeover bid.

Item 1B.	Unresolved Staff Comments
      There were no unresolved staff comments as of December 31, 2005.

Item 2.	Properties
      The Bank conducts business from six leased office locations: the Eastlake office at 301 Eastlake Avenue East, northeast of downtown Seattle; the South Lake Union office at 307 Westlake Avenue North, northwest of downtown Seattle; the downtown Seattle office at 1111 Third Avenue, Seattle; the Lynnwood office located at 2502 196th Street Southwest, Lynnwood; the Bellevue office located at 110 110th Avenue Northeast, Bellevue; and the Federal Way office located at 1300 South 320th Street, Federal Way.
      The Company leases premises and parking facilities for the Eastlake and Lynnwood offices from PEMCO Mutual Insurance Company, under leases expiring from March 31, 2006 to March 31, 2007. The Company leases the Federal Way, South Lake Union, Bellevue, and downtown Seattle premises from other parties and those leases expire June 30, 2008, August 31, 2009, May 31, 2011, and April 30, 2015, respectively. See Note 14 “Leases” to the consolidated financial statements.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders in the fourth quarter of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
      Bancorp’s common stock is traded on the OTC Bulletin Board under the symbol “EVGG.” As of March 13, 2006, there were 618 holders of record of Bancorp’s common stock, and an estimated 343 holders of its stock in “street name” by brokerage firms.
      The table below shows, for the periods indicated, the reported high and low closing sale prices and cash dividends paid (adjusted to reflect the five-for-four stock split in November 2004 and the four-for-three stock split in October 2005).

	2005			2004

	Cash			Cash
	Dividend	High	Low	Dividend	High	Low

First Quarter	0.056	13.09	12.11	0.048	11.06	10.83
Second Quarter	0.056	14.07	11.80	0.048	10.83	10.42
Third Quarter	0.056	14.68	13.07	0.048	11.06	10.45
Fourth Quarter	0.060	16.93	13.49	0.048	13.50	10.97
      Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors from time to time and paid out of funds legally available. Because the Company’s consolidated net income consists largely of the net income of the Bank, Bancorp’s ability to pay dividends depends upon its receipt of dividends from the Bank. The Bank’s ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation — Dividends” in Part I. The declaration of dividends by Bancorp is discretionary and depends on Bancorp’s earnings and financial condition, regulatory limitations, tax considerations, and other factors. In January 2004, the Board of Directors approved the move to quarterly dividends rather than annual. While the Board of Directors expects to continue to declare dividends, there can be no assurance that dividends will be paid in the future.
      Investor information, including Bancorp filings with the Securities and Exchange Commission and press releases, are available on Bancorp’s website at www.EvergreenBancorp.com, or by written request to EvergreenBancorp, Inc., 301 Eastlake Avenue East, Seattle, Washington, 98109, Attention: Investor Relations.
      Inquiries regarding stock transfers should be directed to Computershare Trust Company, Inc., 350 Indiana Street Suite 800, Golden, Colorado 80401, (800) 962-4284.
      No shares of common stock were repurchased by Bancorp during the fourth quarter of 2005.

Equity Compensation Plan Information
      We currently maintain one compensation plan that provides for the issuance of the Company’s common stock to officers and other employees, directors, and consultants. The Company’s Amended 2000 Stock Option Plan was approved by the shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the plan as of December 31, 2005:

Number of Shares
	Number of Shares		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options	Outstanding Options,	Plans (Excluding Shares
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders(1)	228,250	$9.32	68,675
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	228,250	$9.32	68,675

(1)	Amounts have been adjusted to reflect all applicable stock splits and dividends paid on the Company’s common stock.

Item 6.	Selected Consolidated Financial Data

	2005	2004	2003	2002	2001

	(In thousands, except per share and ratio data)
INCOME STATEMENT DATA
Net interest income	$10,263	$9,102	$8,200	$8,337	$7,714
Provision for loan losses	423	321	233	330	479
Noninterest income	1,693	1,709	1,755	1,537	1,807
Noninterest expense	10,150	8,602	8,196	7,521	7,213
Net income	966	1,282	1,036	1,343	1,240

PER SHARE DATA(1)
Earnings per common share	$0.48	$0.64	$0.52	$0.68	$0.62
Diluted earnings per common share	0.47	0.63	0.52	0.68	0.62
Dividends declared per common share	0.228	0.192	0.185	0.086	0.080

BALANCE SHEET DATA
Total loans	$189,188	$159,656	$138,468	$121,509	$122,219
Allowance for loan losses	2,056	1,887	1,636	1,690	1,498
Real estate owned	—	—	2,659	—	—
Total assets	249,192	209,630	194,556	169,926	156,365
Total deposits	199,890	173,801	152,683	132,174	130,344
Total long-term debt	28,849	16,067	20,381	16,783	4,005
Stockholders’ equity	17,736	17,485	16,583	15,960	14,738

SELECTED FINANCIAL RATIOS
Return on average assets	0.45%	0.66%	0.60%	0.82%	0.83%
Return on average equity	5.51	7.58	6.42	8.84	8.50
Dividend payout ratio	47.31	29.80	35.33	12.51	13.39
Average equity to average assets	8.16	8.71	9.29	9.31	9.70
Net interest margin (tax equivalent)	5.15	5.02	5.02	5.48	5.52
Allowance for loan losses to total loans at the end of year	1.09	1.18	1.18	1.39	1.23
Nonperforming loans to total loans at the end of year(2)	0.61	0.14	0.46	0.66	0.95
Net loans charged off to average total loans	0.16	0.05	0.24	0.11	0.26

(1)	All per share amounts have been adjusted to reflect all applicable stock splits and dividends paid on the Company’s common stock.

(2)	Nonperforming loans include nonaccrual loans, and other loans 90 days or more past due.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
      Bancorp is a Washington chartered bank holding company formed in 2001 and headquartered in Seattle, Washington. Bancorp has as its primary business activity ownership of EvergreenBank. The Bank’s principal business is personal and business banking. Services offered include commercial, real estate and consumer lending; savings, checking and certificate of deposit accounts; health savings accounts; financial planning and investment services; ATM network; Internet banking; cash management services; and merchant credit card processing services. EvergreenBank operates six offices in Washington located in Seattle, Bellevue, Lynnwood, and Federal Way. The Bank’s newest locations include the South Lake Union office, which opened in November of 2004, and the Third and Seneca office, which opened in downtown Seattle in June of 2005. Generally speaking, new branches have a negative impact on earnings in the short term until they reach a level of assets to support the initial overhead expenses incurred.
      The Bank’s results of operations primarily depend on net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. The Bank’s operating results are also affected by loan fees, service charges on deposit accounts, net merchant credit card processing fees, gains from sales of loans and investments, and other noninterest income. Operating expenses of the Bank include employee compensation and benefits, occupancy and equipment costs, data processing, professional fees, marketing, state and local taxes, federal deposit insurance premiums, and other administrative expenses.
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
Critical Accounting Policies
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified certain policies as being particularly sensitive in terms of judgments and the extent to which estimates are used. The policies relate to the determination of the allowance for loan losses, other real estate owned, and the fair value of financial instruments, as described in further detail below, and in the accompanying consolidated financial statements and footnotes thereto contained in this Form 10-K. Management believes that the judgments, estimates, and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time, however, given the sensitivity of the financial statements to these critical accounting policies, estimates, and assumptions, material differences in the results of operations or financial condition could result.

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
      Temporary Decline in Fair Value of Securities. Under current accounting rules, declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining whether an unrealized loss is considered other-than-temporary, management considers: (1) the length of time and extent that fair value has been less than cost; (2) the financial condition and near term prospects of the issuer; and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair values. In management’s view, the decline in market value of the securities that were below amortized cost at December 31, 2005 does not represent other-than-temporary impairment, and thus no loss was recognized on the income statement. Additional information regarding these securities can be found in Note 3, “Securities” to the notes to consolidated financial statements.
Overview
      The profitability of the Company’s operations depends primarily on the net interest income from its banking operations and investment activities, the provision for losses on loans, noninterest income, noninterest expense, and income tax expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income includes service charges on deposit accounts, net merchant credit card processing fees, gains from sales of loans and investment securities, and investment services commissions. Noninterest expense includes operating costs such as salaries and employee benefits, occupancy and equipment, data processing, professional fees, marketing, state and local taxes, and other administrative expense.
      Net interest income is dependent on the amounts and yields on interest-earning assets as compared to the amounts and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company’s asset/ liability management procedures in dealing with such changes.
      The provision for loan losses is dependent on management’s assessment of the collectibility of the loan portfolio under current economic conditions. Other expenses are influenced by the growth of operations, with additional employees necessary to staff and operate new banking offices and marketing expenses necessary to promote them. Growth in the number of account relationships directly affects expenses such as technology costs, supplies, postage, and miscellaneous expenses.

      In 2005, national and regional economic conditions continued to improve, real estate values rose, and short-term interest rates continued to increase. The Federal Reserve Bank sustained its “measured pace” of rate increases, moving the federal funds target rate in 0.25 percent increments, a process that began in May of 2004 with the rate at 1.00 percent. By year-end 2004, the federal funds target rate reached 2.25 percent and 2005 FRB actions further increased this key rate to 4.25 percent by year-end 2005. Despite the increase in short-term rates engineered by the Federal Reserve, long term interest rates stayed at historically low levels, and continued to prompt borrowers to refinance loans. Loan totals during the first half of the year increased only slightly as loan originations were offset by loan refinancing and payoffs. During the second half of the year, loan totals increased as a result of favorable loan demand, plus the benefits of an increased number of office locations and qualified lending personnel. Loan totals also reflect the purchase of $13,882,000 of residential real estate loans from a mortgage broker. By the end of 2005, loan totals had reached $189,188,000, up $39,600,000 or 18.50 percent over the prior year-end and deposit totals increased $26,100,000, up 15.01 percent, and ending 2005 at a record $199,890,000. The net interest margin improved to average 5.15 percent in 2005 compared to 5.02 percent in 2004. Credit quality was favorable as the ratio of nonperforming loans to total loans, although higher than the prior year, stayed at low levels, with nonperforming loans as a ratio of total loans at 0.61 percent compared with 0.14 percent last year. Net income declined 24.65 percent to $966,000 or $0.47 per diluted share, compared to $1,282,000 or $0.63 per diluted share. The main reason for the decrease in profits was higher operating costs resulting from new offices and personnel, which were not fully offset by higher net interest income due to growth in loans, and improved net interest margins.
      Capital activities in 2005 included quarterly cash dividends paid in February, May, August, and November, and a four-for-three stock split effective in October. Capital ratios remain strong with the equity-to-assets ratio at 7.12 percent at December 31, 2005.
Results of Operations 2005 Compared to 2004
      The Company’s 2005 net income was $966,000 compared to $1,282,000 in 2005, a decrease of 24.65 percent. Basic and diluted earnings per share for 2005 were $0.48 and $0.47, respectively, compared to $0.64 and $0.63 for 2004. Return on average assets was 0.45 percent for 2005 and 0.66 percent for 2004. Returns on average common equity were 5.51 percent and 7.58 percent, respectively. The net interest margin (net interest income on a taxable-equivalent basis divided by average earning assets) was 5.15 percent compared to 5.02 percent in 2004.
      The results of operations in 2005 reflected higher net interest income. This increase was primarily attributable to an increase in the average balance of the loan portfolio and an increase in interest rates.
      For the year, noninterest income including gains on sales of loans and investments decreased 0.94 percent. Operating expenses rose 17.99 percent due primarily to the costs associated with the opening of two new offices which resulted in increased salary, occupancy, and depreciation expense.
      The table of selected consolidated financial data, which appears on page 14 summarizes the Company’s financial performance for each of the past five years. Additional analysis of financial components is contained in the discussion that follows.
Results of Operations 2004 Compared to 2003
      The Company’s 2004 net income was $1,282,000 compared $1,036,000 in 2003, an increase of 23.7 percent. Basic and diluted earnings per share for 2004 were $0.64 and $0.63, respectively, compared to $0.52 and $0.52 for 2003. Return on average assets was 0.66 percent for 2004 and 0.60 percent for 2003. Returns on average common equity were 7.58 percent and 6.42 percent, respectively. The net interest margin (net interest income on a taxable-equivalent basis divided by average earning assets) was stable at 5.02 percent in 2004 and 2003.

      The results of operations in 2004 reflected higher net interest income due to growth in loans. 2004 operating results included additional expense of $132,000 recorded in the first quarter of 2004 to write down Bank-owned real estate to the value realized upon its sale in May 2004.
      For 2004, noninterest income including gains on sales of loans and investments decreased 2.6 percent. Operating expenses rose 5.0 percent and included additional professional services expense and costs associated with opening the new South Lake Union branch.
Net Interest Income
      The Company’s principal source of earnings is net interest income, which is the difference between interest income, including loan-related fee income, and interest expense. The individual components of net interest income and net interest margin are presented on pages 19 and 20.
      2005 Compared to 2004
      Net interest income for 2005 was $10,263,000 compared to $9,102,000 in 2004. The 12.8 percent increase was principally due to growth in the average balance of the loan portfolio, and partially due to a rise in interest rates, which increased the net interest margin to 5.15 percent in 2005, compared to 5.02 percent in 2004. The expanding net interest margin reflected the net repricing of earning assets and paying liabilities to higher rates.
      Total interest income was $13,712,000 in 2005, compared to $11,363,000 in 2004. This increase of $2,349,000 or 20.7 percent was primarily attributable to a 12.7 percent increase in average loan balances, higher rates on variable-rate loans and investments, and new loans funded at higher rates.
      Total interest expense was $3,449,000 in 2005 compared to $2,261,000 in 2004, an increase of $1,188,000 or 52.5 percent. This increase was largely due to higher rates on average interest-bearing deposits, and an increase in average interest-bearing deposit balances.
      2004 Compared to 2003
      Net interest income for 2004 was $9,102,000 compared to $8,200,000 in 2003. The 11.0 percent increase was principally due to growth in the average balance of the loan portfolio, and partially due to a change in the mix of earning assets from federal funds sold to higher yielding loans and securities. The net interest margin was stable year over year, remaining at 5.02 percent in 2004 and 2003.
      Total interest income was $11,363,000 in 2004, compared to $10,408,000 in 2003. This increase of 9.2 percent was primarily attributable to a 17.8 percent increase in average loan balances, a change in the mix of earning assets from federal funds and securities sold to higher yielding loans, partially offset by lower rates on new and refinanced loans.
      Total interest expense was $2,261,000 in 2004 compared to $2,208,000 in 2003, an increase of 2.4 percent. This increase was largely due to growth in average time deposits outstanding, largely offset by the repricing of existing time deposits to lower interest rates.

Analysis of Average Balances, Net Interest Income, and Net Interest Margin

	Years Ended December 31,

							2005 Over 2004

	2005			2004			Change in income
							due to
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Volume	Rate

	(In thousands)
ASSETS
Loans:
Commercial and financial	$56,551	$4,688	8.29%	$62,706	$4,504	7.18%	$(469)	$653
Real estate	89,433	6,303	7.05	66,352	4,456	6.72	1,617	230
Consumer and other	14,238	1,380	9.69	13,170	1,283	9.74	104	(7)

Total loans	160,222	12,371	7.72	142,228	10,243	7.20	1,252	876
Federal funds sold	5,350	164	3.06	3,564	44	1.24	31	89
Interest-bearing deposits in financial institutions	849	15	1.77	962	4	0.42	(1)	12
Investment securities	34,816	1,245	3.58	35,575	1,129	3.18	(24)	140

Total earning assets	201,237	13,795	6.86	182,329	11,420	6.26	1,258	1,117
Cash and due from banks	8,756			7,500
Premises and equipment	2,942			3,402
Other real estate owned	—			330
Accrued interest and other assets	3,901			2,220
Allowance for loan losses	(1,937)			(1,677)

Total assets	$214,899			$194,104

LIABILITIES
Interest-bearing deposits:
Demand deposits	12,529	21	0.17	11,133	12	0.11	2	7
Savings deposits	55,299	777	1.40	49,384	469	0.95	62	246
Time deposits	58,342	1,723	2.95	48,953	972	1.99	212	539

Total interest-bearing deposits	126,170	2,521	2.00	109,470	1,453	1.33	276	792
Federal funds purchased	323	15	4.65	1,715	14	0.82	(19)	20
Federal Home Loan Bank advances	12,351	568	4.60	12,663	541	4.27	(14)	41
Junior subordinated debt	5,000	345	6.90	5,000	253	5.06	—	92

Total interest-bearing liabilities	143,844	3,449	2.40	128,848	2,261	1.75	243	945
Noninterest-bearing deposits	51,576			46,323
Accrued interest and other liabilities	1,937			2,024

Total liabilities	197,357			$177,195
Stockholders’ equity	17,542			16,909

Total liabilities and stockholders’ equity	$214,899			$194,104

Interest revenue as a percentage of average earning assets			6.86%			6.26%
Interest expense as a percentage of average earning assets			1.71%			1.24%
Net interest income on a taxable- equivalent basis and net interest margin		$10,346	5.15%		$9,159	5.02%

      Changes in income and expense which are not due solely to rate or volume have been allocated proportionately. Average loan balances include nonaccrual loans. Taxable-equivalent adjustments relate to tax-exempt investment securities.

Analysis of Average Balances, Net Interest Income, and Net Interest Margin

	Years Ended December 31,

							2004 Over 2003

	2004			2003			Change in income
							due to
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Volume	Rate

	(In thousands)
ASSETS
Loans:
Commercial and financial	$62,706	$4,504	7.18%	$53,822	$3,839	7.13%	$648	$17
Real estate	66,352	4,456	6.72	52,809	4,037	7.64	810	(391)
Consumer and other	13,170	1,283	9.74	14,129	1,410	9.98	(92)	(35)

Total loans	142,228	10,243	7.20	120,760	9,286	7.69	1,366	(409)
Federal funds sold	3,564	44	1.24	8,425	90	1.07	(63)	17
Interest-bearing deposits in financial institutions	962	4	0.42	1,328	12	0.90	(3)	(5)
Investment securities	35,575	1,129	3.18	33,828	1,078	3.19	59	(8)

Total earning assets	182,329	11,420	6.26	164,341	10,466	6.37	1,359	(405)
Cash and due from banks	7,500			6,953
Premises and equipment	3,402			2,377
Other real estate owned	330			144
Accrued interest and other assets	2,220			1,641
Allowance for loan losses	(1,677)			(1,657)

Total assets	$194,104			$173,799

LIABILITIES
Interest-bearing deposits:
Demand deposits	11,133	12	0.11	10,208	20	0.19	2	(10)
Savings deposits	49,384	469	0.95	48,677	513	1.05	7	(51)
Time deposits	48,953	972	1.99	36,868	829	2.25	224	(82)

Total interest-bearing deposits	109,470	1,453	1.33	95,753	1,362	1.42	234	(143)
Federal funds purchased	1,715	14	0.82	3,054	20	0.65	(14)	8
Federal Home Loan Bank advances	12,663	541	4.27	14,313	586	4.09	(71)	26
Junior subordinated debt	5,000	253	5.06	5,000	240	4.80	—	13

Total interest-bearing liabilities	128,848	2,261	1.75	118,120	2,208	1.87	149	(96)
Noninterest-bearing deposits	46,323			37,940
Accrued interest and other liabilities	2,024			1,593

Total liabilities	177,195			157,653
Stockholders’ equity	16,909			16,146

Total liabilities and stockholders’ equity	$194,104			$173,799

Interest revenue as a percentage of average earning assets			6.26%			6.37%
Interest expense as a percentage of average earning assets			1.24%			1.34%

Net interest income on a taxable- equivalent basis and net interest margin		$9,159	5.02%		$8,258	5.02%

      Changes in income and expense which are not due solely to rate or volume have been allocated proportionately. Average loan balances include nonaccrual loans. Taxable-equivalent adjustments relate to tax-exempt investment securities.

Provision and Allowance for Loan Losses
      The provision for loan losses was $423,000 in 2005 compared to $321,000 and $233,000 for 2004 and 2003, respectively. At December 31, 2005, the allowance for loan losses was $2,056,000, or 1.09 percent of total loans, compared with $1,887,000 or 1.18 percent of total loans December 31, 2004. At December 31, 2004, the allowance for loan losses was $1,887,000, compared to $1,636,000, or 1.18 percent of total loans at December 31, 2003. Nonperforming loans (nonaccrual loans and loans over 90 days past due) to total loans at the end of 2005 were 0.61 percent compared to 0.14 percent at December 31, 2004 and 0.46 percent at December 31, 2003.
      The increase in the provision for loan losses in 2005 resulted largely from an increase in loan charge-offs, an increase in nonperforming loans, and changes in loan portfolio composition, as well as an increase in loans. The ratio of the allowance for loan losses to total loans at December 31, 2005 was lower than year-end 2004 primarily because of higher credit quality of new loans, including $13,882,000 of residential real estate loans purchased in the fourth quarter of 2005.
      The increase in the provision for loan losses for 2004 compared to 2003 resulted largely from changes in portfolio composition, offset by improved net loan loss experience. The allowance for loan losses to total loans percentage was lower at the end of 2003 primarily because most loan growth occurred late in the year, reflecting the higher credit quality of the new loans. In addition, a fourth quarter foreclosure action on one loan resulted in a lower level of nonperforming loans in the allowance calculation. A portion of the loan was charged off to the allowance for loan losses to record the acquired property in the “other real estate owned” category at the lower of cost or realizable value.
      Management evaluates the adequacy of the allowance on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors.
      The Company considers the allowance for loan losses adequate to cover probable incurred losses, however, no assurance can be given that actual losses will not exceed estimated amounts. In addition, changes in factors such as regional economic conditions and the financial strength of commercial and individual borrowers may require changes in the level of the allowance, cause increases in problem assets, delinquencies and losses on loans, and result in fluctuations in reported earnings.
      An analysis of the changes in the allowance for loan losses, including provisions, recoveries, and loans charged off is presented in Note 5, “Allowance for Loan Losses” to the consolidated financial statements.
Noninterest Income
      Noninterest income in 2005, 2004, and 2003 totaled $1,693,000, $1,709,000, and $1,755,000, respectively.
      The decrease of 0.94 percent in 2005 was primarily due to a decrease in service charges on deposit accounts, offset by an increase in net earnings on bank-owned life insurance and other noninterest income. In August 2005, the Bank purchased life insurance on certain employees of the Bank, which provides $5,000,000 in cash surrender value to the Bank. Increases in cash surrender value of the policies will be used to fund future employee benefit plan expense.
      The decrease of 2.6 percent in 2004 compared to 2003 was primarily due to lower recorded gains on sales of securities available for sale and lower commissions and fees, offset by higher revenue from service charges on deposit accounts.
Noninterest Expense
      The Company’s total noninterest expense for 2005, 2004, and 2003 was $10,150,000, $8,602,000, and $8,196,000, respectively.

      Noninterest expense increased $1,548,000 or 17.99 percent in 2005. The change in this category was primarily due to an increase of $945,000 due primarily to costs associated with the opening of two new offices and increased salary and benefits expense.
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
Review of Financial Condition
      Total assets increased 18.87 percent in 2005 to $249,192,000, securities decreased 4.61 percent to $33,550,000, loans increased 18.50 percent to $189,188,000, and deposits increased 15.01 percent to $199,890,000.
Analysis of Securities
      The components of the investment portfolio were as follows at December 31:

	2005	2004	2003
	Carrying	Carrying	Carrying
	Value	Value	Value

	(In thousands)
U.S. agencies	$7,394	$8,004	$8,481
State and political subdivisions	4,454	3,555	3,567
AMF Adjustable Rate Mortgage Fund	14,823	14,832	16,586
Mortgage-backed securities and collateralized mortgage obligations	5,461	7,367	9,812
Federal Home Loan Bank stock	1,418	1,412	1,372

Total	$33,550	$35,170	$39,818

      The securities portfolio decreased $1,620,000 from December 31, 2004 to December 31, 2005. The decrease resulted primarily from $2,368,000 in proceeds from sales, maturities, and principal payments on securities, offset by purchases of securities totaling $1,125,000.
      In May 2005, FHLB of Seattle suspended payment of dividends when, due in part to declining income, FHLB entered into a written agreement with its regulator, the Federal Housing Finance Board. The written agreement called for a significant transition in FHLB’s business model and an indefinite suspension of dividend payments.
      The securities portfolio decreased $4,648,000 from December 31, 2003 to December 31, 2004. The decrease resulted primarily from $6,390,000 in proceeds from sales, maturities, and principal payments on securities, offset by purchases of securities totaling $1,523,000.

      The following table sets forth the maturities of securities at December 31, 2005. Taxable equivalent values are used in calculating yields assuming a tax rate of 34 percent.

		After 1 Year	After 5 Years		Total and
		But Within	But Within	After	Weighted
	Within 1 Year/	5 Years/	10 Years/	10 Years/	Average
	Yield	Yield	Yield	Yield	Yield

	(In thousands, carrying value)
U.S. agencies	$987	$6,407	—	—	$7,394
	3.05%	3.22%			3.20%
State and political subdivisions	311	2,991	1,152	—	4,454
	3.17%	4.11%	5.17%		4.32%
AMF Adjustable Rate Mortgage Fund*	14,823	—	—	—	14,823
	4.05%				4.05%
Mortgage-backed securities and collateralized mortgage obligations	—	—	270	5,191	5,461
	—	—	3.54%	4.05%	4.02%
Federal Home Loan Bank stock*	1,418	—	—	—	1,418

Total	$17,539	$9,398	$1,422	$5,191	$33,550

*	Securities without a stated maturity.
For more information and analysis regarding securities see the preceding discussion of Critical Accounting Policies, Temporary Decline in the Fair Value of Securities on page 16 and Note 3 to the consolidated financial statements.
Loans
      At December 31, 2005, loans totaled $189,188,000, compared to $159,656,000 at December 31, 2004, an increase of $29,532,000 or 18.50 percent over December 31, 2004. At December 31, 2005, the Bank had $112,050,000 in loans secured by real estate, compared to $90,211,000 at December 31, 2004.
      The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses, and the analysis of the allowance for loan losses for the years ended December 31:

Types of Loans

	2005		2004	2003	2002	2001

	(In thousands)
Commercial	$61,921		$55,563	$53,770	$47,603	$53,791
Real estate:
Commercial	76,902		67,165	48,963	42,497	28,349
Construction	6,953		11,538	10,911	5,574	7,002
Residential 1-4 family	28,195	*	11,508	11,971	10,821	13,942
Consumer and other	15,217		13,882	12,853	15,014	19,135

Total	$189,188		$159,656	$138,468	$121,509	$122,219

*	Residential 1-4 family includes $13,882,000 of loans purchased from a mortgage broker in the fourth quarter 2005.

      Origination of Loans The lending activities of the Bank are subject to the written underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained through a variety of sources, including referrals from customers, builders and real estate brokers, along with direct marketing efforts of the loan officers. Written loan applications and credit analysis is performed by the loan officers. The loan officers also supervise the procurement of credit reports, appraisals, and other documentation involved with a loan. Property valuations are performed by independent outside appraisers.
      The Bank’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and adequacy of the value of any collateral that will secure the loan. The Bank’s loan policy authorizes senior vice presidents to approve aggregate extensions of credit up to $500,000 and the President/ CEO and the Chief Credit Officer to approve aggregate extensions of credit up to $1,000,000. The Loan Committee, comprised of board members, is authorized to approve extensions of credit over $1,000,000.
      Commercial Loans At December 31, 2005, commercial loans amounted to $61,921,000, or 32.7 percent of the loan portfolio. Commercial loans generally have a term of up to five years and may have either floating rates tied to the Bank’s internal base rate or fixed rates of interest. Commercial loans are made to small and medium-sized businesses within the Bank’s market area. A majority of the Bank’s commercial loans are secured by real estate, equipment, and other corporate assets. The Bank also generally obtains personal guarantees from the principals of the borrower. In addition, the Bank may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor’s home or business property.
      Commercial Real Estate Loans The commercial real estate loan portfolio generally consists of loans secured by office buildings, warehouses, production facilities, and retail stores generally located within the Seattle metropolitan area. In addition, the Bank has purchased participation interests in commercial real estate loans from various financial institutions in the region. Commercial real estate loans amounted to $76,902,000, or 40.6 percent of the total loan portfolio at December 31, 2005. Participation interest in commercial real estate loans purchased amounted to $5,646,000, or 7.3 percent of the commercial real estate portfolio at December 31, 2005. Before purchasing such loans, the Bank utilizes the same underwriting standard and criteria as it would if it had originated the loans.
      The Bank’s commercial real estate loans typically have a loan-to-value ratio of 80 percent or less and generally have shorter maturities than one-to-four family residential loans. The maximum term of the Bank’s commercial real estate loans is from 5 to 10 years based on up to a 25-year amortization schedule. Most have adjustable rates tied to the Seattle Federal Home Loan Bank rates, but some have fixed rates. For each real estate loan, the Bank requires a title insurance policy, fire and extended coverage casualty insurance, and a flood insurance policy when the property is in a flood hazard area.
      Commercial real estate lending is generally considered to have a higher degree of risk than one-to-four family residential lending. Such lending typically involves large loan balances concentrated in single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Bank typically attempts to mitigate the risk associated with its real estate lending by, among other things, lending primarily in its market area and using conforming loan-to-value ratios in the underwriting process.
      The Bank also offers multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, with loan-to-value ratios of up to 80 percent. At December 31, 2005, the Bank had $11,489,000 in multi-family residential mortgage loans which amounted to 14.9 percent of the commercial real estate portfolio.
      Construction Loans The Bank provides construction financing for both single family home builders, and for commercial construction projects. To mitigate the higher risk factors associated with construction financing, the Bank typically underwrites loans with conservative loan-to-value ratios, with maximum loan-to-value ratios of 80 percent and maximum loan-to-construction cost ratios of 90 percent. All construction loan advances are subject to inspection requirements of a third party construction monitoring expert. Construction lending is limited to experienced developers and contractors, and all loans have recourse to the ownership group. Construction loans are typically variable rate loans, with short 12-18 month maturities, with identified take-out financing.
      One-to-Four Family Residential Real Estate Loans The Bank originates a limited number of loans secured by one-to-four family residences to commercial clients of the bank. In December of 2005, the Bank augmented its loan portfolio with the purchase of a variety of residential loans from a mortgage broker. This included 31 individual loans with a total balance of $13,882,000. These loans included a mix of adjustable rate mortgages and fixed rate loans, and were underwritten in accordance with the Bank’s conservative guidelines. As of December 31, 2005, $28,195,000, or 14.9 percent of the total portfolio, before net items, consisted of one-to-four family residential loans.
      For residential real estate lending, loan-to-value ratios, maturities, and other provisions of the loans made by the Bank generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions, and underwriting standards established by the Bank. The Bank’s present lending policies on one-to-four family residential mortgage loans generally limit the maximum loan-to-value ratio to 80 percent of the lesser of the appraised value or purchase price of the property. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month. The loans generally include “due-on-sale” clauses.
      Under the lending policy of the Bank, a title insurance policy must be obtained for each real estate loan. The Bank also requires fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood plain as designated by the Department of Housing and Urban Development.
      Consumer Loans The Bank originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. At December 31, 2005, the Bank had $15,217,000 in consumer loan debt, or 8.0 percent of the Bank’s total loan portfolio. The consumer loans offered by the Bank include home equity loans, automobile loans, credit card balances, and a small aggregate amount of unsecured lines of credit.
      Collections The Bank mails delinquency notices to borrowers when a borrower fails to make a required payment within 15 days of the date due. Additional notices are sent out when a loan becomes 30 days or 60 days past due. If a loan becomes 90 days past due, the Bank generally mails a notice indicating that the Bank may refer it to an attorney within 30 days to commence foreclosure. In most cases, deficiencies are cured promptly. While the Bank generally prefers to work with borrowers to resolve such problems, the Bank will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.
      Nonaccrual Loans Loans are placed on nonaccrual status when management believes the probability of collection of interest is insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest. Standard Bank loan documentation entitles the Bank to charge a higher default rate of interest when a loan becomes 90 days past due.

      Loans maturing or repricing as of December 31, 2005:

	Within		After
	1 Year	1-5 Years	5 Years	Total

		(In thousands)
Commercial	$42,957	$15,430	$3,534	$61,921
Real estate:
Commercial	25,647	39,942	11,313	76,902
Construction	5,403	1,550	—	6,953
Residential 1-4 family	10,725	5,830	11,640	28,195
Consumer and other	10,392	4,566	259	15,217

Total	$95,124	$67,318	$26,746	$189,188

      Loans maturing (excluding loans repricing that have not matured) by fixed or variable rates after one year:

		After
	1-5 Years	5 Years

	(In thousands)
Fixed rates	$23,893	$21,736
Variable rates	16,098	58,976

Total	$39,991	$80,712

Allocation of the Allowance for Loan Losses
      In the following table, the allowance for loan losses has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook, and other business considerations for the years ended December 31:

		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		in Each		in Each		in Each		in Each		in Each
	2005	Category	2004	Category	2003	Category	2002	Category	2001	Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(In thousands)
Commercial	$987	33	$1,000	35	$885	39	$1,024	39	$908	44
Real estate:
Commercial	651	40	568	42	436	35	423	35	261	23
Construction	72	4	117	7	110	8	59	5	65	6
Residential 1-4 family	106	15	11	7	9	9	28	9	12	11
Consumer and other	240	8	191	9	196	9	156	12	252	16

Total	$2,056	100	$1,887	100	$1,636	100	$1,690	100	$1,498	100

% of loan portfolio	1.09%		1.18%		1.18%		1.39%		1.23%

      This allocation of the allowance for loan losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

Analysis of the Allowance for Loan Losses
      The following table summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries, and net loan losses by loan category for the years ended December 31:

	2005	2004	2003	2002	2001

	(In thousands)
Beginning balance	$1,887	$1,636	$1,690	$1,498	$1,323
Charge-offs:
Commercial	252	24	81	108	185
Real estate:
Commercial	1	—	—	20	—
Construction	—	—	—	—	—
Residential 1-4 family	—	—	184	—	—
Consumer and other	41	146	67	63	176

Total charge-offs	294	170	332	191	361
Recoveries:
Commercial	26	87	17	22	57
Real estate:
Commercial	—	—	20	—	—
Construction	—	—	—	1	—
Residential 1-4 family	—	—	8	—	—
Consumer and other	14	13	—	30	—

Total recoveries	40	100	45	53	57

Net charge-offs/(recoveries)	254	70	287	138	304
Provision	423	321	233	330	479

Ending balance	$2,056	$1,887	$1,636	$1,690	$1,498

Ratio of net charge-offs to average loans outstanding	0.16%	0.05%	0.24%	0.11%	0.26%

      For the year ended December 31, 2005, commercial loan charge-offs included a charge-off of $115,000 resulting from one loan.

Nonperforming Loans and Assets
      The following table sets forth the amounts and categories of non-performing loans and assets for the years ended December 31:

	2005	2004	2003	2002	2001

	(In thousands)
Nonaccruing loans:
Commercial	$37	$182	$112	$309	$463
Real Estate	661	—	—	462	90
Consumer	37	31	—	1	—

Total(1)	735	213	112	772	553
Accruing loans delinquent 90 days or more:
Commercial	401	5	464	15	444
Real Estate	—	—	—	—	111
Consumer	13	—	67	12	47

Total	414	5	531	27	602

Total non-performing loans	1,149	218	643	799	1,155
Other real estate owned	—	—	2,659	—	—

Total non-performing assets	$1,149	$218	$3,302	$799	$1,155

Total non-performing loans as a percentage of loans	0.61%	0.14%	0.46%	0.66%	0.95%

Total non-performing assets as a percentage of assets	0.46%	0.10%	1.70%	0.47%	0.74%

(1)	If interest on these nonaccruing loans had been recognized, such income would have been $29,000, $9,000, $9,000, $68,000, and $22,000 for 2005, 2004, 2003, 2002, and 2001.
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
      There were no commitments for additional funds related to the loans noted above. At December 31, 2005, there were no potential problem loans that are not now disclosed where known information causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms.
      At December 31, 2005, nonaccruing real estate loans included one well-secured loan of $479,000.
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

Deposits
      The average daily amount of deposits and rates paid on interest bearing deposits is summarized for the periods indicated in the following table:

	2005		2004		2003

	Amount	Rate	Amount	Rate	Amount	Rate

	(In thousands)
DEPOSITS
Noninterest bearing demand	$51,576	0.00%	$46,323	0.00%	$37,940	0.00%
Interest bearing demand	12,529	0.17	11,133	0.11	10,208	0.19
Savings deposits	55,299	1.40	49,384	0.95	48,677	1.05
Time deposits:
Certificate of deposit, under $100,000	23,861	2.79	22,369	2.08	19,839	2.53
Certificate of deposit, over $100,000	17,970	2.74	13,184	2.14	14,640	2.03
Public Funds	16,511	3.41	13,400	1.66	2,389	1.28

Total time deposits	58,342	2.95%	48,953	1.99%	36,868	2.25%

Total	$177,746		$155,793		$133,693

      Maturities of time certificates of deposits of $100,000 or more outstanding as of December 31, 2005 are summarized as follows:

Amount

(In thousands)
3 months or less	$26,170
Over 3 months through 6 months	4,115
Over 6 months through 12 months	6,052
Over 12 months	3,267

Total	$39,604

Borrowings
      The following tables set forth certain information with respect to federal funds purchased and FHLB advances for the periods indicated:

Federal Funds Purchased	December 31, 2005	December 31, 2004	December 31, 2003

	(In thousands)
Balance at end of year	$—	$—	$3,097
Weighted average interest rate at end of year	—	—	0.50%
Maximum amount outstanding(1)	3,020	3,212	4,666
Average amount outstanding	323	1,715	3,054
Weighted average interest rate during the year	4.65%	0.82%	0.65%

(1)	Based on average amount outstanding at month end during each year.

FHLB Advances	December 31, 2005	December 31, 2004	December 31, 2003

	(In thousands)
Balance at end of year	$23,849	$11,067	$15,381
Weighted average interest rate at end of year	4.73%	4.50%	3.81%
Maximum amount outstanding(1)	23,849	17,537	19,339
Average amount outstanding	12,351	12,663	14,313
Weighted average interest rate during the year	4.60%	4.27%	4.09%

(1)	Based on average amount outstanding for the month during each year.
Junior Subordinated Debt (Trust Preferred Securities)
      In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (“the Trust”) a statutory trust formed under the laws of the State of Delaware. In May 2002, the Trust issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by the Trust, Bancorp issued junior subordinated debentures to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 3.50% (7.55% at December 31, 2005), provided that this rate cannot exceed 12.0% through June 30, 2007. The junior subordinated debentures are callable in 2007, at which time management will examine options to refinance; the debentures will mature in 2032, at which time the preferred securities must be redeemed. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs totaling $209,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.
      Prior to 2003, the Trust was consolidated in the Company’s financial statements, with the trust preferred securities issued by the Trust reported in liabilities as “guaranteed preferred beneficial interests” and the subordinated debentures eliminated in consolidation. Under current accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the Trust is no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust, as these are no longer eliminated in consolidation. The effect of no longer consolidating the Trust does not change the amounts reported as the Company’s assets, liabilities, equity, or interest expense. Accordingly, the amounts previously reported as “guaranteed preferred beneficial interests” in liabilities have been recaptioned “junior subordinated debt” and continue to be presented in liabilities on the balance sheet.
      Bancorp invested $4,800,000 of the proceeds from the trust preferred offering in the Bank, which used the funds to support its lending and other operations. The proceeds are considered Tier 1 capital under regulatory guidelines.
Contractual Obligations and Commitments
      In the normal course of business, to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, lines of credit, and standby letters of credit. Such off-balance-sheet items are recognized in the financial statements when they are funded or related fees are received. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The off-balance-sheet items do not represent unusual elements of credit risk in excess of the amounts recognized in the balance sheets.

      At December 31, 2005, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit, and similar arrangements totaling $52,341,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.
      For additional information regarding off-balance-sheet items, refer to Note 16, “Commitments and Contingencies” to the consolidated financial statements.
      The following table summarizes the Company’s significant contractual obligations and commitments at December 31, 2005:

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Federal Home Loan Bank advances	$5,580	$7,269	$5,000	$6,000	$23,849
Junior subordinated debt	—	—	—	5,000	5,000
Time deposits	60,089	6,715	75	—	66,879
Operating leases	647	857	702	1,113	3,319

Total	$66,316	$14,841	$5,777	$12,113	$99,047

      For additional discussion of FHLB advances and junior subordinated debt, see Note 8 “Borrowings and Junior Subordinated Debt” to the consolidated financial statements.
Asset/ Liability Management
      The principal objectives of asset/liability management are to manage changes in net interest income and earnings due to changes in interest rates, maintain adequate liquidity, and manage capital adequacy. Asset/liability management encompasses structuring the mix of assets, deposits, and borrowings to limit exposure to interest rate risk and enhance long-term profitability.
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
      The Consolidated Statements of Cash Flows provides information on the sources and uses of cash for the years ended December 31, 2005, 2004, and 2003. As shown in these statements, the Company’s largest cash flows relate to both investing and financing activities.
      Over the past year, the primary investing and financing activities that have required the greatest use of cash include lending, purchases of loans, and a purchase of bank owned life insurance. The primary sources of cash flows have been growth in deposits, proceeds from Federal Home Loan Bank advances, and proceeds from paydowns and maturities of securities available for sale.
      In 2004, the primary investing and financing activities that have required the greatest use of cash include lending and the repayment of Federal Home Loan Bank advances. The primary sources of cash flows have been growth in deposits, and sales, maturities, and principal paydowns on securities available for sale.

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
      The Bank has a credit line through the Federal Home Loan Bank for properly collateralized borrowings up to 30% of the Bank’s total assets. In addition, the Bank has approved credit lines with correspondent banks for overnight funds credit facilities aggregating $16,500,000.
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
      The Company monitors interest rate risk by monthly reports that highlight the level, trend, and composition of net interest income and net interest margin, by quarterly reports matching rate-sensitive assets to rate-sensitive liabilities, and by reports of interest rate sensitivity through net interest income analysis.
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
      Net Interest Income Analysis (in thousands; rate changes in basis points (bp) = 1/100 of 1%):

December 31, 2005
	Dollar	Percent
Immediate Rate Change	Change	Change

+200bp	$252	2.31%
+100bp	94	0.86
+50bp	47	0.43
-50bp	(122)	(1.11)
-100bp	(243)	(2.22)
-200bp	(750)	(6.87)

December 31, 2004
	Dollar	Percent
Immediate Rate Change	Change	Change

+200bp	$653	6.45%
+100bp	309	3.05
+50bp	155	1.53
-50bp	(167)	(1.65)
-100bp	(334)	(3.30)
-200bp	(1,172)	(11.58)
      The tables above reflect the effect of interest rate changes on the Company’s net interest income. At December 31, 2005, the table to the left indicates that the effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by 0.86 percent or approximately $94,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 2.22 percent or approximately $243,000. For comparison purposes, the table to the right presents the rate risk profile as of December 31, 2004.
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

Capital Resources
      Stockholders’ equity on December 31, 2005 was $17,736,000, compared to $17,485,000 at December 31, 2004, an increase of $251,000 or 1.44 percent. Current earnings were $966,000 and dividends paid were $457,000. The change in unrealized losses on securities available-for-sale, net of deferred taxes, also reduced the total stockholders’ equity by $336,000 during 2005.
      At December 31, 2005, the Company had total “risk-based capital” of $24,997,000 as compared to $24,305,000 at December 31, 2004. See Note 18 “Regulatory Capital Requirements” to the consolidated financial statements for additional information on risk-based capital and other regulated capital ratios.
      Capital management activities in 2005 included the payment of four quarterly cash dividends and a four-for-three stock split in October.
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
      The following audited consolidated financial statements and related documents are set forth below on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of EvergreenBancorp, Inc.
      We have audited the accompanying consolidated balance sheets of EvergreenBancorp, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EvergreenBancorp, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

CROWE CHIZEK AND COMPANY LLC
Oak Brook, Illinois
February 25, 2006

EVERGREENBANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share and per
	share data)
Assets
Cash and due from banks	$12,379	$9,407
Federal funds sold	2,112	2,736
Interest-bearing deposits in financial institutions	2,811	2

Total cash and cash equivalents	17,302	12,145
Securities available-for-sale	33,550	35,170
Loans	189,188	159,656
Allowance for loan losses	(2,056)	(1,887)

Net loans	187,132	157,769
Premises and equipment	3,179	2,576
Cash surrender value of bank owned life insurance	5,090	—
Accrued interest and other assets	2,939	1,970

Total assets	$249,192	$209,630

Liabilities
Deposits
Noninterest-bearing	$64,635	$54,193
Interest-bearing	135,255	119,608

Total deposits	199,890	173,801
Federal Home Loan Bank advances	23,849	11,067
Junior subordinated debt	5,000	5,000
Accrued expenses and other liabilities	2,717	2,277

Total liabilities	231,456	192,145
Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 2,000,467 shares issued at 2005; 1,992,428 shares issued at 2004	16,005	15,927
Retained earnings	2,187	1,678
Accumulated other comprehensive loss	(456)	(120)

Total stockholders’ equity	17,736	17,485

Total liabilities and stockholders’ equity	$249,192	$209,630

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except
	per share data)
Interest income
Loans, including fees	$12,371	$10,243	$9,286
Taxable securities	1,036	976	955
Tax exempt securities	126	94	77
Federal funds sold and other	179	50	90

Total interest income	13,712	11,363	10,408
Interest expense
Deposits	2,521	1,453	1,362
Federal funds purchased	15	14	20
Federal Home Loan Bank advances	568	541	586
Junior subordinated debt	345	253	240

Total interest expense	3,449	2,261	2,208

Net interest income	10,263	9,102	8,200
Provision for loan losses	423	321	233

Net interest income after provision for loan losses	9,840	8,781	7,967
Noninterest income
Service charges on deposit accounts	1,177	1,305	1,176
Merchant credit card processing	151	145	166
Gain from sales of loans	—	—	10
Gain on sales of securities available-for-sale	—	15	56
Other commissions and fees	128	136	180
Net earnings on bank owned life insurance	90	—	—
Other noninterest income	147	108	167

Total noninterest income	1,693	1,709	1,755
Noninterest expense
Salaries and employee benefits	4,898	4,259	4,036
Occupancy and equipment	1,697	1,391	1,318
Data processing	744	727	728
Professional fees	391	241	150
Marketing	473	393	362
State revenue and sales tax expense	306	257	49
Loss on other real estate owned	—	132	—
Other noninterest expense	1,641	1,202	1,553

Total noninterest expense	10,150	8,602	8,196

Income before income taxes	1,383	1,888	1,526
Income tax expense	417	606	490

Net income	$966	$1,282	$1,036

Basic earnings per share	$0.48	$0.64	$0.52

Diluted earnings per share	$0.47	$0.63	$0.52

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004, and 2003

				Accumulated
		Common		Other
	Common	Stock		Comprehensive	Total
	Stock	and	Retained	Income	Stockholders’
	Shares	Surplus	Earnings	(Loss)	Equity

	(In thousands, except per share data)
Balance at January 1, 2003	1,075,461	$13,597	$2,266	$97	$15,960
Comprehensive income
Net income	—	—	1,036	—	1,036
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(146)	(146)

Total comprehensive income					890
Cash dividends ($.185 per share)	—	—	(366)	—	(366)
Stock dividend (10%)	107,944	2,158	(2,158)	—	—
Exercise of stock options	6,961	88	—	—	88
Tax benefit from stock related compensation	—	11	—	—	11

Balance at December 31, 2003	1,190,366	15,854	778	(49)	16,583
Comprehensive income
Net income	—	—	1,282	—	1,282
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(71)	(71)

Total comprehensive income					1,211
Cash dividends ($.192 per share)	—	—	(382)	—	(382)
Stock split (five-for-four)	298,645	—	—	—	—
Repurchase of fractional shares	(296)	(7)	—	—	(7)
Exercise of stock options	5,606	69	—	—	69
Tax benefit from stock related compensation	—	11	—	—	11

Balance at December 31, 2004	1,494,321	15,927	1,678	(120)	17,485
Comprehensive income
Net income	—	—	966	—	966
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(336)	(336)

Total comprehensive income					630
Cash dividends ($.228 per share)	—	—	(457)	—	(457)
Stock split (four-for-three)	500,165	—	—	—	—
Repurchase of fractional shares	(471)	(7)	—	—	(7)
Exercise of stock options	6,452	71	—	—	71
Tax benefit from stock related compensation	—	14	—	—	14

Balance at December 31, 2005	2,000,467	$16,005	$2,187	$(456)	$17,736

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Net income	$966	$1,282	$1,036
Other comprehensive income:
Change in unrealized gain (loss) on securities available for sale	(509)	(91)	(166)
Reclassification adjustment for gains included in net income	—	(15)	(56)

Net unrealized gains (losses)	(509)	(106)	(222)
Tax effect	173	35	76

Total other comprehensive income (loss)	(336)	(71)	(146)

Total comprehensive income	$630	$1,211	$890

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities
Net income	$966	$1,282	$1,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	801	663	597
Provision for loan losses	423	321	233
Gain from sales of securities	—	(15)	(56)
Gain on sales of loans	—	—	(10)
Write-down of other real estate owned	—	132	—
Amortization of premiums and discounts on securities	64	79	159
Federal Home Loan Bank stock dividends	(6)	(40)	(74)
Dividends reinvested	(190)	(349)	(290)
Net earnings on bank owned life insurance	(90)	—	—
Other changes, net	(342)	694	(291)

Net cash provided by operating activities	1,626	2,767	1,304
Cash flows from investing activities
Proceeds from sales, maturities and principal payments on securities available for sale	2,368	6,390	9,524
Purchases of securities available for sale	(1,125)	(1,523)	(32,767)
Purchases of loans	(13,882)	—	—
Net loan originations	(15,904)	(21,258)	(20,199)
Purchase of bank owned life insurance	(5,000)	—	—
Proceeds from sales of loans	—	—	304
Proceeds from sale of other real estate owned	—	2,527	—
Purchases of premises and equipment	(1,404)	(770)	(892)
Proceeds from prepayments of securities available-for-sale	—	—	7,158

Net cash used in investing activities	(34,947)	(14,634)	(36,872)
Cash flows from financing activities
Net increase in deposits	26,089	21,118	20,509
Net decrease (increase) in federal funds purchased	—	(3,097)	(256)
Proceeds from Federal Home Loan Bank advances	16,900	—	5,460
Repayments of Federal Home Loan Bank advances	(4,118)	(4,314)	(1,862)
Repurchase of common stock	(7)	(7)	—
Proceeds from exercise of stock options	71	69	88
Dividends paid	(457)	(382)	(366)

Net cash provided by financing activities	38,478	13,387	23,573

Net increase (decrease) in cash and cash equivalents	5,157	1,520	(11,995)
Cash and cash equivalents at beginning of year	12,145	10,625	22,620

Cash and cash equivalents at end of year	$17,302	$12,145	$10,625

Supplemental disclosures of cash flow information
Interest paid	$3,292	$2,203	$2,221
Income taxes paid	810	326	760
Supplemental disclosures of noncash investing activities
Transfer of loan to other real estate owned	—	—	2,659
See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Summary of Significant Accounting Policies
      Organization. EvergreenBancorp, Inc. (“Bancorp”) was formed February 9, 2001 and is a Washington corporation chartered as a bank holding company. Bancorp holds all of the issued and outstanding shares of EvergreenBank (“the Bank”). As further discussed in Note 8 “Borrowings and Junior Subordinated Debt” to the consolidated financial statements, EvergreenBancorp Capital Trust I (“the Trust”) had previously been consolidated with the Company and is now reported separately. The consolidated entities are collectively referred to as “the Company.” The Bank is a Washington state chartered financial institution established in 1971 that engages in general commercial and consumer banking operations. Deposits in the Bank are insured to a maximum of $100,000 per depositor (in some instances up to $100,000 per deposit account, depending on the ownership category of the account) by the Federal Deposit Insurance Corporation (“the FDIC”).
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

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
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
      Premises and Equipment. Premises and equipment include leasehold improvements and are stated at cost, less accumulated depreciation and amortization on the straight-line method over the shorter of the estimated useful lives of the assets ranging from 5 to 10 years or the terms of the related leases. The Company leases the premises upon which it conducts business. Furniture, fixtures, and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 5 to 7 years. Maintenance, repairs, taxes, and insurance are charged to noninterest expense.

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Fair Values of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in Note 17 “Fair Values of Financial Instruments” to the consolidated financial statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
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

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock-Based Compensation. Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standard Statement No. 123(R), Accounting for Stock-Based Compensation. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

	2005	2004	2003

	(In thousands, except per
	share data)
Net income as reported	$966	$1,282	$1,036
Deduct: Stock-based compensation expense determined under fair value based method	64	52	49

Pro forma net income	$902	$1,230	$987

Basic earnings per share as reported	$0.48	$0.64	$0.52
Pro forma basic earnings per share	0.45	0.62	0.50
Diluted earnings per share as reported	0.47	0.63	0.52
Pro forma diluted earnings per share	0.44	0.61	0.49
      The weighted average fair value of individual options granted was $3.68, $1.94, and $1.82 in 2005, 2004, and 2003. The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2005	2004	2003

Risk-free interest rate	3.94%	3.65%	3.00%
Expected option life	7.50 years	7.50 years	7.50 years
Expected stock price volatility	22%	13%	12%
Dividend yield	1.7%	1.8%	1.1%
      Earnings Per Share. Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.
      Newly issued accounting pronouncements. FAS 123R requires all public companies to record compensation costs for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This applies to awards granted or modified after the first year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that vest after adoption date are expected to result in additional compensation expense pre tax of approximately $98,000 in 2006, $80,000 in 2007, $63,000 in 2008, $36,000 in 2009, and $25,000 in 2010. There will be no significant effect on financial position as total equity will not change.
      SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Cash on hand or on deposit with the Federal Reserve Bank of $1,113,000 and $1,423,000 was required to meet regulatory reserve and clearing requirements at year end 2005 and 2004. These balances do not earn interest.

Note 3:	Securities
      The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

December 31, 2005
U.S. agencies	$7,394	$—	$(116)
States and political subdivisions	4,454	2	(52)
Mortgage-backed securities and collateralized mortgage obligations	5,461	2	(144)
AMF Adjustable Rate Mortgage Fund	14,823	—	(383)
Federal Home Loan Bank stock	1,418	—	—

Total securities available-for-sale	$33,550	$4	$(695)

December 31, 2004
U.S. agencies	$8,004	$21	$(37)
States and political subdivisions	3,555	38	(4)
Mortgage-backed securities and collateralized mortgage obligations	7,367	21	(36)
AMF Adjustable Rate Mortgage Fund	14,832	—	(185)
Federal Home Loan Bank stock	1,412	—	—

Total securities available-for-sale	$35,170	$80	$(262)

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The scheduled maturities of securities available-for-sale at December 31, 2005 were as follows. Securities not due at a single maturity date are shown separately (in thousands):

Fair Value

Due in one year or less	$1,298
Due after one year through five years	9,398
Due after five years through ten years	1,152

Total	11,848
AMF Adjustable Rate Mortgage Fund	14,823
Mortgage-backed securities and collateralized mortgage obligations	5,461
Federal Home Loan Bank stock	1,418

Total	$33,550

      Sales of securities available-for-sale were as follows (in thousands):

	2005	2004	2003

Proceeds	$—	$2,525	$5,433
Gross gains	—	25	56
Gross losses	—	(10)	—
      Securities with an estimated carrying value of $16,070,000 and $9,880,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. The Company is required to maintain a minimum investment in the stock of the FHLB of Seattle based on certain percentages of outstanding mortgage loans or advances from FHLB. At December 31, 2005, the minimum required investment was $1,151,500, which the Company exceeded. Dividend income from the FHLB stock was $6,000, $40,000, and $74,000, for 2005, 2004, and 2003, respectively.
      Securities with unrealized losses at year-end 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Description of Securities
US agencies	$496	$(4)	$6,898	$(112)	$7,394	$(116)
State and political subdivisions	3,278	(41)	694	(11)	3,972	(52)
Mortgage-backed securities	436	(3)	4,755	(141)	5,191	(144)
AMF Adjustable Rate Mortgage Fund	188	(2)	14,635	(381)	14,823	(383)

Total temporarily impaired	$4,398	$(50)	$26,982	$(645)	$31,380	$(695)

      At December 31, 2005, securities with unrealized losses have an aggregate depreciation of 2.2 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, are expected to regain the lost value with stable or declining interest rates in keeping with the pattern of past economic cycles, and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability to hold these securities until maturity or for the foreseeable future.

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Securities with unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Description of Securities
U.S. agencies	$3,495	$(25)	$988	$(12)	$4,483	$(37)
State and political subdivisions	891	(4)	—	—	891	(4)
Mortgage-backed securities	6,210	(36)	31	—	6,241	(36)
AMF Adjustable Rate Mortgage Fund	283	(1)	14,549	(184)	14,832	(185)

Total temporarily impaired	$10,879	$(66)	$15,568	$(196)	$26,447	$(262)

      At December 31, 2004, securities with unrealized losses had an aggregate depreciation of 1.0 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, are expected to regain the lost value with stable or declining interest rates in keeping with the pattern of past economic cycles, and, accordingly, are considered as temporary. No credit issues were identified that caused management to believe the declines in market value were other than temporary.

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
      Loans at December 31 consisted of the following (in thousands):

	2005	2004

Commercial	$61,921	$55,563
Real estate mortgage	105,097	78,673
Real estate construction	6,953	11,538
Consumer	14,939	13,685
Other including overdrafts	278	197

Total	$189,188	$159,656

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Loans at December 31, 2005, by maturity or repricing date were as follows (in thousands):

	Fixed	Variable
	Rate	Rate	Total

Due in one year or less	$11,100	$83,471	$94,571
Due after one year through five years	23,893	43,243	67,136
Due after five years	21,776	4,970	26,746

Total	$56,769	$131,684	$188,453

Loans on which the accrual of interest has been discontinued			735

Total			$189,188

      Unamortized deferred loan fees net of unamortized origination costs were $797,000 and $695,000 at December 31, 2005 and 2004, respectively.
      The aggregate amount of loans serviced for others, including loan participations and the sold portion of U.S. government guaranteed loans, was $7,995,000 at December 31, 2005 and $9,388,000 at December 31, 2004.
      At December 31, 2005 and 2004, loans aggregating $40,281,000 and $22,258,000, respectively, were reported as available as collateral for the advances from the FHLB of Seattle, as described in Note 8 “Borrowings and Junior Subordinated Debt” to the consolidated financial statements.
      Loans to principal officers, directors, and their affiliates in 2005 were as follows (in thousands):

Beginning balance	$1,048
Repayments	(2,784)
Additions	1,808

Ending balance	$72

Note 5:	Allowance for Loan Losses
      Changes in the allowance for loan losses were as follows (in thousands):

	2005	2004	2003

Balance at January 1	$1,887	$1,636	$1,690
Recoveries credited to the allowance	40	100	45
Provision for loan losses	423	321	233
Loans charged off	(294)	(170)	(332)

Balance at December 31	$2,056	$1,887	$1,636

      A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows (in thousands):

	2005	2004

Impaired loans for which no allowance for loan losses was allocated	$516	$65
Impaired loans with an allocation of the allowance for loan losses	219	483

Total	$735	$548

Amount of the allowance for loan losses allocated	$37	$298

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004

Average of impaired loans during the year	$648	$155
Interest income recognized during impairment	93	2
Cash-basis interest income recognized	93	—
      Nonperforming loans at December 31 were as follows (in thousands):

	2005	2004

Loans past due 90 days or more and still accruing	$414	$5
Loans accounted for on a nonaccrual basis	735	213
If interest on these nonaccrual loans had been recognized, such income would have been	29	9
      Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

Note 6:	Premises and Equipment
      Premises and equipment at December 31 consisted of the following (in thousands):

	2005	2004

Equipment and furniture	$4,623	$3,948
Leasehold improvements	2,959	2,267
Accumulated depreciation and amortization	(4,403)	(3,639)

Total	$3,179	$2,576

      Depreciation expense amounted to $801,000, $663,000, and $597,000 for 2005, 2004, and 2003, respectively.

Note 7:	Deposits
      The average rate paid on deposits was 2.00% for 2005 and 1.33% for 2004. Time certificates of deposit in denominations of $100,000 or more aggregated $39,604,000 and $30,399,000, including $19,300,000 and $15,800,000 of public funds from the State of Washington at December 31, 2005 and 2004, respectively. Interest expense on time deposits of $100,000 or more in 2005, 2004, and 2003 was $1,056,000, $503,000, and $298,000, respectively.
      The scheduled maturities of certificates of deposits at December 31, 2005 were as follows (in thousands):

2006	$60,089
2007	4,953
2008	1,762
2009	75

Total	$66,879

Note 8:	Borrowings and Junior Subordinated Debt
      At December 31, 2005, the Company has a $5,000,000 revolving line of credit with a correspondent bank, of which none is outstanding. The note is secured by the common stock of the Bank and bears interest at Prime less 0.50 percent, payable quarterly.

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Advances from the Federal Home Loan Bank (“FHLB”) are summarized as follows (in thousands):

	December 31,

	2005		2004

	Weighted		Weighted
	Average Rate	Amount	Average Rate	Amount

Advances from the FHLB due
2006	4.74%	$5,580	4.78%	$3,654
2007	4.64	5,084	4.84	2,880
2008	4.10	2,185	4.17	2,347
2009	4.77	3,000	3.37	1,186
2010	4.91	2,000	4.57	1,000
2011	4.96	2,000	—	—
2012	4.98	2,000	—	—
2013	4.92	1,000	—	—
2014	4.95	1,000	—	—

Total	4.73%	$23,849	4.50%	$11,067

      These advances were collateralized in aggregate, as provided for in the Advance Security and Deposit Agreement with the FHLB, by FHLB stock owned, deposits with the FHLB, qualifying first mortgage loans, and certain U.S. government agency securities. At December 31, 2005, none of the advances have adjustable rates. Although the Company does not anticipate replacement of FHLB advances, if repayments were to occur prior to the contractual maturities, prepayment fees could be assessed.
      In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (“the Trust”) a statutory trust formed under the laws of the State of Delaware and a wholly owned financing subsidiary of the Bancorp. In May 2002, the Trust issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by the Trust, the Bancorp issued junior subordinated debentures to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 3.50% (7.55% at December 31, 2005), provided that this rate cannot exceed 12.0% through June 30, 2007. The junior subordinated debentures are callable in 2007, at which time management will examine options to refinance; the debentures will mature in 2032, at which time the preferred securities must be redeemed. The Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs totaling $209,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.
      Prior to 2003, the Trust was consolidated in the Company’s financial statements, with the trust preferred securities issued by the Trust reported in liabilities as “guaranteed preferred beneficial interests” and the subordinated debentures eliminated in consolidation. Under current accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the Trust is no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust, as these are no longer eliminated in consolidation. The effect of no longer consolidating the Trust does not change the amounts reported as the Company’s assets, liabilities, equity, or interest expense. Accordingly, the amounts previously reported as “guaranteed preferred beneficial interests” in liabilities have been recaptioned “junior subordinated debt” and continue to be presented in liabilities on the balance sheet.

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
      On September 15, 2005, the Bancorp’s Board of Directors approved a four-for-three stock split payable October 25, 2005 to stockholders of record as of October 11, 2005. The four-for-three stock split also affected stock options previously granted and shares available for grant under the Amended 2000 Plan.

Note 10:	Income Taxes
      Income tax expense for the years ended December 31 consisted of the following (in thousands):

	2005	2004	2003

Currently payable	$595	$816	$572
Deferred	(178)	(210)	(82)

Total	$417	$606	$490

      A reconciliation between the statutory federal income tax rates (maximum of 34%) and the effective income tax rate was as follows (in thousands):

	2005	2004	2003

Federal income tax at statutory rates	$470	$642	$519
Decrease in taxes resulting from tax-exempt interest income	(39)	(30)	(31)
Bank owned life insurance	(31)	—	—
Nondeductible expenses and other	17	(6)	2

Total	$417	$606	$490

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the deferred income tax asset included in other assets were as follows (in thousands):

	2005	2004

Deferred tax asset
Provision for loan losses	$607	$559
Postretirement health care benefits	472	414
Unamortized loan fees, net of loan costs	265	236
Accrued vacation pay	108	89
Unrealized losses on securities available-for-sale net	235	62

	1,687	1,360

Deferred tax liability
Federal Home Loan Bank stock dividends	$(262)	$(258)
Depreciation	(121)	(144)
Other	(10)	(15)

	(393)	(417)

Net deferred income tax asset	$1,294	$943

Note 11:	Stock Option Plan
      In April of 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April of 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000 (“Amended 2000 Plan”). The Amended 2000 Plan currently provides for the grant of options to purchase up to 329,724 shares of common stock. Options available under the plan have been adjusted for all applicable stock dividends and stock splits paid by the Company. As of December 31, 2005, approximately 68,675 shares of common stock were available for future grant under the Amended 2000 Plan.
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
      Stock option transactions were as follows:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of the year	191,440	$8.15	176,771	$7.62	143,507	$7.28
Granted	45,334	13.72	31,667	10.65	55,917	8.90
Exercised	(8,524)	6.29	(8,899)	7.76	(12,711)	6.89
Forfeited	—	—	(8,099)	8.28	(9,942)	8.30

Outstanding at the end of the year	228,250	$9.32	191,440	$8.15	176,771	$7.62

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Outstanding and exercisable stock options at year-end 2005 were as follows:

		Outstanding		Exercisable

			Weighted-
			Average		Weighted-
	Year of		Remaining		Average
Exercise Price	Grant	Number	Contractual Life	Number	Exercise Price

$13.72	2005	45,326	7.72 years	—	$13.72
10.65	2004	31,107	8.12 years	6,125	10.65
8.90	2003	40,941	6.23 years	15,802	8.90
8.02	2002	33,530	6.30 years	19,636	8.02
7.01	2001	42,664	5.28 years	34,143	7.01
6.84	2000	34,682	4.81 years	34,682	6.84

Outstanding at end of year		228,250	6.40 years	110,388	$9.30

Note 12:	Earnings Per Share of Common Stock
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
      A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows (in thousands, except share and per share data):

	2005	2004	2003

Income (numerator):
Net Income	$966	$1,282	$1,036

Shares (denominator):
Weighted average number of common stock shares outstanding — basic	1,997,429	1,988,979	1,976,588
Dilutive effect of outstanding employee and director stock options	45,276	34,502	21,529

Weighted average number of common stock shares outstanding and assumed conversions — diluted	2,042,705	2,023,481	1,998,117

Basic earnings per share of common stock	$0.48	$0.64	$0.52

Diluted earnings per share of common stock	$0.47	$0.63	$0.52

Note 13:	Retirement Benefits
      The Company participates in a multi-employer defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15% of gross salary per month. For the first 6%, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20% after two years of employment, and such contributions are 100% vested with five years of employment. The Company’s contributions to the plan for 2005, 2004, and 2003 were $321,000, $275,000, and $266,000, respectively.

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company also participates in multiple-employer defined benefit postretirement health care plans that provide medical and dental coverage to directors and surviving spouses and to employees who retire after age 62 and 15 years of full-time service and their dependents. Effective January 1, 2005, new medical plans were implemented, a new dental plan was implemented, and a separate vision plan, previously included as part of the former medical plans, was added. Retirees are eligible for one medical plan. The medical, dental and vision plans are nonfunded.
      The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 106 requires that employers recognize the cost of providing postretirement benefits over an employee’s active service period. Net periodic postretirement benefit cost under SFAS No. 106 was $236,000 in 2005, $218,000 in 2004, and $178,000 in 2003.
      The Company uses a September 30 measurement date for its plans. Net periodic postretirement benefit cost for 2005, 2004, and 2003 included the following components (in thousands):

	2005	2004	2003

Service cost	$126	$90	$68
Interest cost	95	87	73
Amortization of transition obligation	—	41	41
Amortization of prior service cost	(5)	—	—
Recognized actuarial (gain) loss	20	—	(4)

Net periodic benefit cost	$236	$218	$178

      A reconciliation of the benefit obligation at the beginning and end of the year and the effects attributable to each cost component for 2005, 2004, and 2003 are as follows (in thousands):

	2005	2004	2003

Benefit obligation at beginning of year	$1,605	$1,337	$1,204
Service cost	125	90	68
Interest cost	95	87	73
Plan participants’ contributions	3	—	—
Amendments	(396)	—	—
Actuarial loss	533	128	24
Benefits paid	(37)	(37)	(32)

Benefit obligation at end of year	$1,928	$1,605	$1,337

      The fair value of plan assets at the beginning and end of the year and the changes during 2005, 2004, and 2003 are as follows (in thousands):

	2005	2004	2003

Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	37	37	32
Benefits paid	(37)	(37)	(32)

Fair value of plan assets at end of year	$—	$—	$—

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The funded status (the excess of the benefit obligation over the fair value of plan assets at the end of the year) of the plan is reconciled to the accrued benefit cost at December 31, 2005, 2004, and 2003, as follows (in thousands):

	2005	2004	2003

Funded status	$(1,928)	$(1,605)	$(1,337)
Unrecognized transition obligation	—	326	367
Unrecognized prior service cost	(66)	—	—
Unrecognized actuarial (gain) loss	577	60	(69)

Accrued benefit cost	$(1,417)	$(1,219)	$(1,039)

      The weighted-average discount rate used in determining the benefit obligation was 5.50% for 2005, 5.75% for 2004, and 6.00% for 2003. The weighted average discount rate used in determining the net periodic benefit cost was 5.75% in 2005, 6.00% in 2004, and 6.50% in 2003.
      The assumed rate of increase for 2006 in per capita cost of covered benefits is 11.0% for medical benefits, 7.5% for dental benefits, and 3.0% for vision benefits. The rate for medical benefits was assumed to decrease gradually to 5.0% in 2018, while the rate for vision benefits was assumed to be constant at 3.0%.
      Assumed health-care-cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health-care-cost trend rates would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components	$55	$(42)

Effect on benefit obligation	$404	$(317)

      The Company does not expect to make contributions in excess of benefits payments in 2006. The following benefits payments, which reflect expected future service, are expected (in thousands):

2006	$44
2007	47
2008	52
2009	58
2010	65
2011-2016	560

Note 14:	Leases
      The Company leases premises and parking facilities for the Eastlake and Lynnwood offices from PEMCO Mutual Insurance Company under leases expiring from March 31, 2006 to March 31, 2007. The Company leases the Federal Way, South Lake Union, Bellevue, and Third & Seneca premises from other parties. These leases expire from June 30, 2008, August 31, 2009, May 31, 2011, and April 30, 2015, respectively. Total rental expense, including amounts paid under month-to-month cancelable leases, amounted to $678,000, $575,000, and $556,000 for 2005, 2004, and 2003, respectively.

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The future minimum rental commitments as of December 31, 2005 for all noncancelable leases are as follows (in thousands):

2006	$647
2007	469
2008	388
2009	356
2010	346
Thereafter	1,113

Total	$3,319

Note 15:	Agreements with Related Parties
      The Company shares common services and support activities with other companies located at PEMCO Financial Center. Those companies include PEMCO Insurance Company, PEMCO Mutual Insurance Company, PEMCO Life Insurance Company, PEMCO Foundation, Inc., PEMCO Corporation, PCCS, Inc., PEMCO Technology Services, Inc., Public Employees Insurance Agency, Inc., and School Employees Credit Union of Washington. Such shared functions include human resources, employee benefits, legal services, and purchasing. Total costs associated with these shared services amounted to $239,000, $256,000, and $325,000 for 2005, 2004, and 2003, respectively.
      In addition, data processing expense for services provided by PCCS, Inc., PEMCO Corporation, PEMCO Mutual Insurance Company, and PEMCO Technology Services, Inc. for 2005, 2004, and 2003 was $346,000, $346,000, and $424,000, respectively.
      At December 31, 2005, approximately 13.50% of the Company’s deposits are from other companies located at PEMCO Financial Center.
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
      The distribution of commitments to extend credit approximates the distribution of loans outstanding as set forth in Note 4 “Loans” to the consolidated financial statements. Commercial and standby letters of credit and similar arrangements are granted primarily to commercial borrowers.
      The Company is not aware of any claims or lawsuits that would have a materially adverse effect on the financial position of the Company.

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s significant commitments and contingent liabilities at December 31, 2005 were as follows (in thousands):

	2005		2004

	Fixed	Variable	Fixed	Variable

Lines of credit	$6,696	$40,250	$6,369	$38,287
Commitments to extend credit	—	5,340	—	1,935
Standby letters of credit and similar arrangements	—	145	—	95

Note 17:	Fair Values of Financial Instruments
      The estimated fair values of the Company’s financial instruments at December 31 were as follows (in thousands):

	2005		2004

	Book	Fair	Book	Fair
	Value	Value	Value	Value

Financial assets
Cash and cash equivalents	$17,302	$17,302	$12,145	$12,145
Securities available-for-sale	33,550	33,550	35,170	35,170
Net loans	187,132	185,596	157,769	157,491
Accrued interest receivable	931	931	684	684
Financial liabilities
Deposits	$199,890	$199,820	$173,801	$173,639
Advances from Federal Home Loan Bank	23,849	23,702	11,067	11,194
Junior subordinated debt	5,000	5,000	5,000	5,000
Accrued interest payable	347	347	190	190
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

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category. The Company’s regulatory capital includes trust preferred securities, which qualify up to 25 percent of Tier 1 Capital.
      The actual capital amounts (in thousands) and ratios of the Company and the Bank are presented in the table below.

					Minimum to Be
					Well Capitalized
			Minimum for		Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
Total capital (to risk-weighted assets)
Consolidated	$24,997	12.55%	$15,939	8.00%	N/A	N/A
Bank	24,626	12.39	15,898	8.00	$19,873	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	22,941	11.51	7,953	4.00	N/A	N/A
Bank	22,570	11.36	7,949	4.00	11,924	6.00
Tier 1 capital (to average assets)(1)
Consolidated	22,941	10.25	8,952	4.00	N/A	N/A
Bank	22,570	10.10	8,935	4.00	11,169	5.00
December 31, 2004
Total capital (to risk-weighted assets)
Consolidated	$24,305	14.03%	$13,826	8.00%	N/A	N/A
Bank	23,651	13.71	13,805	8.00	$17,256	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	22,419	12.94	6,913	4.00	N/A	N/A
Bank	21,764	12.61	6,902	4.00	10,354	6.00
Tier 1 capital (to average assets)(1)
Consolidated	22,419	11.07	8,083	4.00	N/A	N/A
Bank	21,764	10.77	8,083	4.00	10,104	5.00

(1)	Also referred to as the leverage ratio

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19:	Condensed Financial Statements of Bancorp
      The following are condensed balance sheets at December 31, 2005 and 2004 and the related condensed statements of income and cash flows for the years ended December 31, 2005 and 2004.
CONDENSED BALANCE SHEETS (in thousands):

	2005	2004

Assets
Due from EvergreenBank	$285	$438
Investment in subsidiaries	22,365	21,830
Other assets	413	284

Total assets	$23,063	$22,552

Liabilities and stockholders’ equity
Stockholders’ equity	$17,736	$17,485
Junior subordinated debt	5,000	5,000
Other liabilities	327	67

Total liabilities and stockholders’ equity	$23,063	$22,552

CONDENSED STATEMENTS OF INCOME (in thousands):

	2005	2004	2003

Dividend income from EvergreenBank	$870	$495	$886
Interest expense	345	253	240
Other expense	453	370	3

Income (loss) before income taxes and equity in undistributed income of subsidiary	72	(128)	643
Income tax benefit	243	208	83
Equity in undistributed income of subsidiary	651	1,202	310

Net income	$966	$1,282	$1,036

EVERGREENBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENTS OF CASH FLOWS (in thousands):

	2005	2004	2003

Cash flows from operating activities
Net income	$966	$1,282	$1,036
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiary	(651)	(1,202)	(310)
Other changes, net	231	146	(79)

Net cash provided by operating activities	546	226	647
Cash flows from investing activities
Capital contributed to subsidiary	—	—	—
Investment in EvergreenBancorp Capital Trust I	—	—	—

Cash flows used in investing activities	—	—	—
Cash flows from financing activities
Payment of dividends	(457)	(382)	(366)
Repurchase of fractional shares	(7)	(7)	—
Proceeds from issuance of subordinated debt, net	—	—	—
Proceeds from exercise of stock options	71	69	88

Net cash provided by (used in) financing activities	(393)	(320)	(278)

Net increase (decrease) in cash	(153)	(94)	369
Cash on deposit with EvergreenBank at beginning of year	438	532	163

Cash on deposit with EvergreenBank at end of year	$285	$438	$532

Note 20:	Selected Quarterly Data (Unaudited)

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
2005
Interest income	$3,179	$3,287	$3,513	$3,733
Net interest income	2,461	2,498	2,608	2,696
Net income	299	214	201	252
Basic earnings per share	0.15	0.10	0.10	0.13
Diluted earnings per share	0.15	0.10	0.10	0.12
2004
Interest income	$2,725	$2,702	$2,842	$3,094
Net interest income	2,193	2,158	2,287	2,464
Net income	286	280	301	415
Basic earnings per share	0.14	0.14	0.15	0.21
Diluted earnings per share	0.14	0.14	0.15	0.20

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2005. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in the reports the Company is required to file and submit to the SEC under the Exchange Act.
      There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls.

Item 9B.	Other Information
      Upon the recommendation of the compensation committee, in 2005, Bancorp’s board of directors approved an increase to the fees paid to those nonemployee directors serving on the audit committee from $2,500 to $5,000 per year.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information regarding directors and executive officers is included in Bancorp’s Proxy Statement for its 2006 Annual Meeting of Shareholders (“the Proxy Statement”) under the heading “Election of Directors — Information with Respect to Nominees and Directors Whose Terms Continue,” “Executive Officers,” and “Compliance with Section 16(a) Filing Requirements” and is incorporated herein by reference. References within the Proxy Statement to “the Company” refer only to Bancorp.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
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

Item 14.	Principal Accounting Fees and Services
      Information regarding the fees Bancorp paid to its independent accountants, Crowe Chizek and Company LLC, during 2005 is included in Bancorp’s Proxy Statement under the heading “Independent Registered Public Accounting Firm” and the information included therein is incorporated herein by reference.
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
      (b) Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Registrant dated July 25, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)
3.2	Bylaws of Registrant dated February 14, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)
10.1	2000 Stock Option Plan dated February 17, 2000 and adopted by Registrant effective June 20, 2001 (incorporated by reference to Registrant’s Form S-8 Filed August 20, 2001; Reg. No. 333-67956)
10.2	Incentive Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed August 20, 2001; Reg. No. 333-67956)
10.3	Nonqualified Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed August 20, 2001; Reg. No. 333-67956)
10.4	Directors Nonqualified Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed August 20, 2001; Reg. No. 333-67956)
10.5	Form of Change of Control Severance Agreement effective May 24, 2005 between the Bank and each of Gerald O. Hatler and William G. Filer II (incorporated by reference to Registrant’s Form 8-K filed May 27, 2005)
10.6	PEMCO Executive Deferred Compensation Plan, effective August 1, 2005 (incorporated by reference to Registrant’s Form 8-K filed July 27, 2005)
10.7	PEMCO Directors’ Deferred Compensation Plan, effective August 1, 2005 (incorporated by reference to Registrant’s Form 8-K filed July 27, 2005)

Exhibit No.	Description

10.8	Form of Change of Control Severance Agreement effective February 2, 2006 between the Bank and each of Michelle P. Worden and Valerie K. Blake (incorporated by reference to Registrant’s Form 8-K filed February 8, 2006)
10.9	Separation Agreement between the Bank and Susan L. Gates dated February 3, 2006 (incorporated by reference to Registrant’s Form 8-K filed February 8, 2006)
10.10	Lease between the Bank and EOP-Northwest Properties, L.L.C. dated January 17, 2005 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005.)
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003)
21	Subsidiaries of the Registrant
23	Independent Auditors’ Consent — Crowe Chizek and Company LLC
31.1	Certification of Chief Executive Officer of Registrant required by Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Registrant required by Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Registrant required by 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Registrant required by 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2006.

EVERGREENBANCORP, INC.

By:	/s/ GERALD O. HATLER

Gerald O. Hatler
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 17th day of March, 2006.

Signature	Title

/s/ GERALD O. HATLER Gerald O. Hatler	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM G. FILER II William G. Filer II	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ RICHARD W. BALDWIN Richard W. Baldwin	Director

/s/ C. DON FILER C. Don Filer	Director

/s/ CAROLE J. GRISHAM Carole J. Grisham	Director

/s/ ROBERT J. GROSSMAN Robert J. Grossman	Director

/s/ J. THOMAS HANDY J. Thomas Handy	Director

/s/ STAN W. MCNAUGHTON Stan W. McNaughton	Director

/s/ RUSSEL E. OLSON Russel E. Olson	Director