Form 10-Q
period 2006-03-31
EVERGREENBANCORP INC
filed 2006-05-12
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☑
     Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, no par value, outstanding as of May 8, 2006: 2,006,720 shares
No Preferred Stock was issued or outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$6,766	$12,379
Federal funds sold	4,269	2,112
Interest-bearing deposits in financial institutions	3,766	2,811

Total cash and cash equivalents	14,801	17,302

Securities available-for-sale	33,431	33,550

Loans	211,752	189,188

Allowance for loan losses	(2,229)	(2,056)

Net loans	209,523	187,132

Premises and equipment	2,993	3,179
Cash surrender value of bank owned life insurance	5,146	5,090
Accrued interest and other assets	2,851	2,939

Total assets	$268,745	$249,192

Liabilities
Deposits
Noninterest-bearing	58,631	64,635
Interest-bearing	150,899	135,255

Total deposits	209,530	199,890
Federal Home Loan Bank advances	33,633	23,849
Junior subordinated debt	5,000	5,000
Accrued expenses and other liabilities	2,654	2,717

Total liabilities	250,817	231,456

Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 2,000,467 shares issued at March 31, 2006; 2,000,467 shares at issued at December 31, 2005	16,039	16,005
Retained earnings	2,385	2,187
Accumulated other comprehensive loss	(496)	(456)

Total stockholders’ equity	17,928	17,736

Total liabilities and stockholders’ equity	$268,745	$249,192

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2006 and 2005
(in thousands, except per share data)

	March 31,	March 31,
	2006	2005
Interest income
Loans, including fees	$3,921	$2,878
Taxable securities	275	251
Tax exempt securities	34	26
Federal funds sold and other	23	24

Total interest income	4,253	3,179

Interest expense
Deposits	926	519
Federal funds purchased	21	4
Federal Home Loan Bank advances	405	119
Junior subordinated debt	100	76

Total interest expense	1,452	718

Net interest income	2,801	2,461

Provision for loan losses	168	81

Net interest income after provision for loan losses	2,633	2,380

Noninterest income
Service charges on deposit accounts	255	322
Merchant credit card processing	33	39
Other commissions and fees	34	26
Net earnings on bank owned life insurance	56	—
Other noninterest income	32	41

Total noninterest income	410	428

Noninterest expense
Salaries and employee benefits	1,356	1,134
Occupancy and equipment	435	390
Data processing	203	189
Professional fees	51	111
Marketing	75	94
State revenue and sales tax expense	77	100
Other noninterest expense	398	344

Total noninterest expense	2,595	2,362

Income before income taxes	448	446

Income tax expense	130	147

Net income	$318	$299

Basic earnings per share	$0.16	$0.15

Diluted earnings per share	$0.16	$0.15

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended March 31, 2006, and 2005
(in thousands, except share and per share data):

				Accumulated
		Common		other
	Common	stock		comprehen-	Total stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income/(loss)	equity
Balance at January 1, 2005	1,992,428	$15,927	$1,678	$(120)	$17,485

Comprehensive income
Net income	—	—	299	—	299
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(195)	(195)

Total comprehensive income					104

Cash dividends ($.056 per share)	—	—	(113)	—	(113)
Exercise of stock options	2,333	16	—	—	16
Tax benefit from stock related compensation	—	5	—	—	5

Balance at March 31, 2005	1,994,761	$15,948	$1,864	$(315)	$17,497

				Accumulated
		Common		other
	Common	stock		comprehen-	Total stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income/(loss)	equity
Balance at January 1, 2006	2,000,467	$16,005	$2,187	$(456)	$17,736

Comprehensive income
Net income	—	—	318	—	318
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(40)	(40)

Total comprehensive income					278

Cash dividends ($.060 per share)	—	—	(120)	—	(120)
Exercise of stock options	—	—	—	—	—
Stock options earned	—	34	—	—	34

Balance at March 31, 2006	2,000,467	$16,039	$2,385	$(496)	$17,928

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three month period ended March 31, 2006 and 2005
(in thousands)

	March 31,	March 31,
	2006	2005
Net income	$318	$299

Other comprehensive income:
Change in unrealized gain (loss) on securities available for sale	(61)	(295)
Reclassification adjustment for gains included in net income	—	—

Net unrealized gains (losses)	(61)	(295)
Tax effect	21	100

Total other comprehensive income (loss)	(40)	(195)

Total comprehensive income	$278	$104

See accompanying notes to unaudited consolidated financial statements

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2006, and 2005
(in thousands, except share and per share data)

	March 31,	March 31,
	2006	2005
Cash flows from operating activities
Net income	$318	$299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	219	182
Provision for loan losses	168	81
Amortization of premiums and discounts on securities	11	15
Federal Home Loan Bank stock dividends	—	(6)
Dividends reinvested	—	(108)
Net earnings on bank owned life insurance	(56)	—
Stock option compensation expense	34	—
Other changes, net	47	(324)

Net cash provided by operating activities	741	139

Cash flows from investing activities
Proceeds from sales, maturities and principal payments on securities available for sale	179	372
Net (increase) decrease in loans	(22,559)	3,041
Purchases of securities available for sale	(133)	—
Purchases of premises and equipment	(33)	(51)

Net cash provided by investing activities	(22,546)	3,362

Cash flows from financing activities
Net increase in deposits	9,640	1,030
Proceeds (repayments) from Federal Home Loan Bank advances	9,784	(716)
Proceeds from exercise of stock options	—	16
Dividends paid	(120)	(113)

Net cash provided by financing activities	19,304	217

Net increase in cash and cash equivalents	(2,501)	3,718
Cash and cash equivalents at beginning of period	17,302	12,145

Cash and cash equivalents at end of period	$14,801	$15,863

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
Bancorp and the Bank are collectively referred to as “the Company.” EvergreenBancorp Capital Trust I (“the Trust”), a special purpose business trust formed by Bancorp in May 2002 to raise capital through a trust preferred securities offering, had previously been consolidated with the Company and is now reported separately.
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
Critical accounting policies and use of estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified certain policies as being particularly sensitive in terms of judgments and the extent to which estimates are used. These policies relate to the determination of the allowance for loan losses on loans, other real estate owned, and the fair value of financial instruments and are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, estimates and assumptions, material differences in the results of operations or financial condition could result.
Note 2: Stock split
On October 25, 2005, the Company effected a four-for-three stock split. All references to number of shares as well as earnings per share for the periods presented have been restated.
Note 3: Stock options
Stock option plan. In April of 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April of 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000 (“Amended 2000 Plan”). The Amended 2000 Plan currently provides for the grant of options to purchase up to 329,724 shares of common stock. Options available under the plan have been adjusted for all applicable stock dividends and stock splits paid by the Company. As of March 31, 2006, approximately 78,859 shares of common stock were available for future grant under the Amended 2000 Plan.
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
Stock option transactions were as follows:

	Three Months Ended		Twelve Months Ended
	March 31, 2006		December 31, 2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the period	228,250	$9.32	191,440	$8.15
Granted	—	—	45,334	13.72
Exercised	—	—	(8,524)	6.29
Forfeited	(10,184)	10.48	—	—

Outstanding at the end of the period	218,066	$9.27	228,250	$9.32

     Outstanding and exercisable stock options at March 31, 2006 were as follows:

		Outstanding			Exercisable
			Weighted-			Weighted-
			Average		Weighted-	Average
	Year of		Remaining		Average	Remaining
Exercise Price	Grant	Number	Contractual Life	Number	Exercise Price	Contractual Life
$13.72	2005	42,660	7.37 years	534	$13.72	8.81 years
10.65	2004	28,443	7.84 years	6,125	10.65	7.99 years
8.90	2003	38,193	5.91 years	26,109	8.90	5.41 years
8.02	2002	31,424	6.04 years	23,422	8.02	6.04 years
7.01	2001	42,664	5.03 years	37,304	7.01	5.00 years
6.84	2000	34,682	4.57 years	34,682	6.84	4.57 years

Outstanding at the end of the period		218,066	6.08 years	128,176	$7.73	5.32 years

The total intrinsic value (market value less weighted average exercise price multiplied by the number of shares) of options outstanding at March 31, 2006 was $1,064,163. The total intrinsic value of exercisable options at March 31, 2006 was $822,890.
Stock based compensation. Statement of Financial Accounting Standards 123R (SFAS 123R), Accounting for Stock Based Compensation, requires all public companies to record compensation costs for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This applies to awards granted or modified after the first fiscal year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. The Company adopted the modified prospective method and has assumed a forfeiture rate of 5%. For the three months ended March 31, 2006, stock option compensation expense of $34,333 was recorded in the income statement and a tax benefit of $11,673 was recognized. Existing options that will vest after the adoption date are expected to result in additional compensation expense of approximately $47,000 in the remainder of 2006, $64,000 in 2007, $46,000 in 2008, $29,000 in 2009, and $8,000 in 2010. There will be no significant effect on the Company’s financial position as total equity will not change.

Prior to the implementation of SFAS 123R, the Company accounted for employee compensation expense under stock options using the intrinsic value method. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123R for the three months ended March 31, 2005. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Three Months
Ended
March 31,
(in thousands, except per share data)	2005
Net income as reported	$299
Deduct: Stock-based compensation expense determined under fair value based method	9

Pro forma net income	$290

Basic earnings per share as reported	$0.15
Pro forma basic earnings per share	0.15
Diluted earnings per share as reported	0.15
Pro forma diluted earnings per share	0.14
There were no options granted in the first quarter of 2006. The weighted average fair value of individual options granted during the first quarter of 2005 was $2.56. The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

2005
Risk-free interest rate	3.73%
Expected option life	7.5 years
Expected stock price volatility	16%
Dividend yield	1.8%
During the first quarter of 2006, no stock options were granted or exercised and there were 10,184 options forfeited. The total stock options outstanding were 218,066 at March 31, 2006 with exercise prices ranging between $6.84 and $13.88 and expiration dates between January 19, 2011 and August 18, 2015. All options are granted at market value as of date of grant.
Note 4: Securities available for sale
Investment securities available for sale include $5,265,000 in mortgage-backed securities at March 31, 2006. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from the Federal Home Loan Bank of Seattle. Investment securities available for sale also include the AMF Ultra Short Mortgage Fund (“USM Fund,” formerly the AMF Adjustable Rate Mortgage Fund or ARM Fund) with a fair market value of $14,793,000 at March 31, 2006.
Securities with unrealized losses at March 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
US agencies	$—	$—	$7,387	$(122)	$7,387	$(122)
State and political subdivisions	2,166	(28)	2,270	(38)	4,436	(66)
Mortgage-backed securities	433	(4)	4,572	(147)	5,005	(151)
AMF Ultra Short Mortgage Fund	81	(1)	14,712	(412)	14,793	(413)

Total temporarily impaired	$2,680	$(33)	$28,941	$(719)	$31,621	$(752)

At March 31, 2006, securities with unrealized losses have an aggregate depreciation of 2.3 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, and are expected to regain the lost value with stable or declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability and intent to hold these securities until maturity or for the foreseeable future.
The Net Asset Value (NAV) of the USM Fund has declined with recent increases in short term interest rates. With respect to the USM Fund investment, the historical performance of the fund shows that as interest rates slow their rate of ascent, are stable, or as rates decline, the fund recovers its value (that is, the degree of impairment reverses) through increases in its market net asset value. Management expects the USM Fund to recover value following a decline due to a rising interest rate environment once rates stabilize and the underlying adjustable rate mortgages reprice to market. The Company has the ability and intent to hold the investment for a sufficient period of time for any anticipated recovery in fair value.
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
Securities with unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
US agencies	$496	$(4)	$6,898	$(112)	$7,394	$(116)
State and political subdivisions	3,278	(41)	694	(11)	3,972	(52)
Mortgage-backed securities	436	(3)	4,755	(141)	5,191	(144)
AMF Ultra Short Mortgage Fund	188	(2)	14,635	(381)	14,823	(383)

Total temporarily impaired	$4,398	$(50)	$26,982	$(645)	$31,380	$(695)

Note 5: Earnings per share
Basic earnings per share of common stock is computed on the basis of the weighted average number of common stock shares outstanding adjusted for the 2005 four-for-three stock split. Diluted earnings per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows.
(in thousands, except share and per share data):

	Three months ended March 31,
	2006	2005
Income (numerator):
Net income	$318	$299

Income (denominator):
Weighted average number of common stock shares outstanding — basic	2,000,467	1,994,657
Dilutive effect of outstanding employee and director stock options	32,139	44,880

Weighted average number of common stock shares outstanding and assumed conversion — diluted	2,032,606	2,039,537
Basic earnings per share of common stock	$0.16	$0.15

Diluted earnings per share of common stock	$0.16	$0.15

Note 6: Retirement Benefits
The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15% of annual gross salary. For the first 6%, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20% after two years of employment, and such contributions are 100% vested with five years of employment. The Company’s contributions to the plan for the quarters ended March 31, 2006 and 2005 were $91,000 and $74,000, respectively.
The Company also participates in multiple-employer defined benefit postretirement health care plans that provide medical and dental coverage to directors and surviving spouses and to employees who retire after age 62 and 15 years of full-time service and their dependents. Effective January 1, 2005, new medical plans and a new dental plan were implemented, and a separate vision plan, previously included as part of the former medical plans, was added. The medical, dental, and vision plans are nonfunded.

Components of net periodic benefit cost

	Three Months Ended
	March 31,
(in thousands)	2006	2005
Service cost	$41	$22
Interest cost	28	23
Amortization of transition obligation	—	10
Amortization of prior service cost	(1)	—
Recognized net actuarial (gain) loss	8	—

Net periodic benefit cost	$76	$55

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Bank’s results of operations primarily depend on net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. The Bank’s operating results are also affected by loan fees, service charges on deposit accounts, net merchant credit card processing fees, gains from sales of loans and investments and other noninterest income. Operating expenses of the Bank include employee compensation and benefits, occupancy and equipment costs, data processing costs, professional fees, marketing, state and local taxes, federal deposit insurance premiums and other administrative expenses.
The Bank’s results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates and real estate values. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory and taxing authorities.
The following discussion contains a review of the consolidated operating results and financial condition of the Company for the first quarter of 2006. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2005 and to the previous year ended December 31, 2005. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
RESULTS OF OPERATIONS
Net Income
Three months ended March 31, 2006 and 2005
For the first quarter of 2006, the Company reported net income of $318,000 compared to $299,000 for the first quarter of 2005, an increase of 6.35 percent. The main reason for the increase in profits was higher net interest income from growth in loans, largely offset by increased provisions for loan losses and higher operating costs.
Basic and diluted earnings per common share were $0.16 for the first quarter of 2006, compared to $0.15 for the same period one year ago.
For the first quarter of 2006, return on average common equity and return on average assets was 7.17 percent and 0.51 percent, respectively, compared to 6.84 percent and 0.58 percent, respectively, for the same period one year ago.
Additional analysis of financial components is contained in the discussion that follows. Unless otherwise stated, comparisons are between the first quarter 2006 and 2005.
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

Net interest income before the provision for loan losses was $2,801,000 for the first quarter of 2006, compared to $2,461,000 for the same period in 2005, an increase of 13.82 percent. The increase was primarily attributable to growth in the average balance of the loan portfolio.
The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 4.90 percent for the first three months of 2006 compared to 5.15 percent for the same period one year ago. The weighted average yield on interest earning assets was 7.42 percent for the first three months of 2006 compared to 6.65 percent in the first quarter of 2005. Interest expense as a percentage of average earning assets was 2.52 percent for the first three months of 2006 compared to 1.49 percent in the first quarter of 2005.
Interest income for the three months ended March 31, 2006 was $4,253,000 compared to $3,179,000 for the three months ended March 31, 2005, an increase of $1,074,000 or 33.78 percent. This was primarily attributable to a 27.41 percent growth in average loan balances, and partially due to higher yields on loans. Interest income for the first quarter 2006 included loan fees and loan prepayment fees totaling $54,000 resulting from the payoff of two large loans.
Interest expense for the three months ended March 31, 2006 was $1,452,000 compared to $718,000 for the three months ended March 31, 2005, an increase of $734,000 or 102.23 percent. The increase was primarily due to an increase in the average rate paid on interest-bearing liabilities, and an increase in the average balance of interest-bearing liabilities of $40,960,000. The increase in the average balance of interest-bearing liabilities included $16,773,000 of brokered deposits, and $9,784,000 of additional Federal Home Loan Bank advances.
Noninterest Income/Expense
Noninterest income in the first quarter of 2006 was $410,000 compared to $428,000 in the same quarter of 2005, a decrease of $18,000 or 4.21 percent. The decrease in noninterest income was primarily due to lower revenue from service charges on deposit accounts, offset by an increase in net earnings on bank owned life insurance.
Noninterest expense was $2,595,000 in the first quarter of 2006, compared to $2,362,000 in the same quarter of 2005, an increase of $233,000 or 9.86 percent. The increase was primarily due to an increase in salaries and benefits expense and occupancy and equipment costs, both largely resulting from branch network expansions. Professional fees declined due to lower costs incurred for the state regulatory examination and Sarbanes-Oxley compliance.
Income tax expense
The Company recognized income tax expense of $130,000 during the first quarter of 2006, down from $147,000 in the same quarter of 2005, a decrease of 11.56 percent or $17,000. The effective income tax rate for the first quarter of 2006 was 29.16 as compared with 33.00 for the same period in 2005. The decrease in the effective tax rate is due primarily to the income received from non-taxable bank owned life insurance.
Provision and Allowance for Loan Losses
The provision for loan losses for the three months ended March 31, 2006 was $168,000 compared to $81,000 for the same period of 2005. This increase in the provision resulted largely from an increase in probable incurred losses inherent in the growing loan portfolio.
At March 31, 2006, the allowance for loan losses was $2,229,000 compared to $2,056,000 at December 31, 2005. The ratio of the allowance to total loans outstanding was 1.05 percent at March 31, 2006 and 1.09 percent at December 31, 2005.
Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at March 31, 2006, there can be no assurance that such losses will not exceed estimated amounts.

While management is encouraged by improvements in the national and regional economy, local economic conditions could still adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in problem assets, delinquencies and losses on loans.
FINANCIAL CONDITION
Loans
At March 31, 2006, loans totaled $211,752,000 compared to $189,188,000 at December 31, 2005, an increase of $22,564,000 or 11.93 percent.
At March 31, 2006, the Bank had $130,881,000 in loans secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.
The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of March 31, 2006 and December 31, 2005:
Types of Loans

	March 31,	December 31,
(in thousands)	2006	2005
Commercial	$64,559	$61,921
Real estate:
Commercial	80,652	76,902
Construction	14,366	6,953
Residential 1-4 family*	35,863	28,195
Consumer and other	16,312	15,217

Total	$211,752	$189,188

*	Residential 1-4 family includes loans purchased from a mortgage broker of $5,753,000 in the first quarter of 2006 and $13,882,000 in the fourth quarter of 2005.
Allocation of the Allowance for Loan Losses
In the following table, the allowance for loan losses at March 31, 2006 and December 31, 2005 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook, and other business considerations.

	March 31,	% of Loans in	December 31,	% of Loans in
	2006	Each Category	2005	Each Category
(in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial	$1,051	30	$987	33
Real estate:
Commercial	687	38	651	40
Construction	126	7	72	4
Residential 1-4 family	135	17	106	15
Consumer and other	230	8	240	8

Total	$2,229	100	$2,056	100

% of Loan portfolio	1.05%		1.09%

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

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005
Beginning Balance	$2,056	$1,887

Chargeoffs:
Commercial	—	115
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	—	8

Total chargeoffs	—	123

Recoveries:
Commercial	2	2
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	3	1

Total Recoveries	5	3

Net chargeoffs/(recoveries)	(5)	120
Provision	168	81

Ending balance	$2,229	$1,848

Investments
At March 31, 2006, investments totaled $33,431,000, a decrease of $119,000 or 0.35 percent from $33,550,000 at December 31, 2005. The decrease in investments was primarily due to maturities and principal payments on securities available-for-sale, as well as a decline in the investment portfolio’s fair value.
For more information regarding securities see Note 4 “Securities Available for Sale” to the unaudited consolidated financial statements.
Deposits
At March 31, 2006, total deposits were $209,530,000, compared to $199,890,000 at December 31, 2005. This represents a 4.82 percent increase from December 31, 2005. Non-interest bearing deposits totaled $58,631,000 at March 31, 2006 compared to $64,635,000 at December 31, 2005, a decrease of $6,004,000 or 9.29 percent. Interest bearing deposits totaled $150,899,000 at March 31, 2006, compared to $135,255,000 at December 31, 2005, an increase of $15,644,000 or 11.57 percent.

Borrowings and Junior Subordinated Debt
At March 31, 2006, the Bank’s Federal Home Loan Bank advances were $33,633,000 compared to $23,849,000 at December 31, 2005. This represents a 41.02 percent increase from December 31, 2005 and is due to increased borrowings to fund loan growth.
At March 31, 2006 and December 31, 2005 the Company had junior subordinated debt totaling $5,000,000.
For discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 8, “Borrowings and Junior Subordinated Debt” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2005.
Stockholders’ Equity and Capital Resources
Stockholders’ equity totaled $17,928,000 at March 31, 2006, an increase of $192,000 or 1.08 percent from December 31, 2005. Current earnings were $318,000 and dividends paid were $120,000 for the three months ended March 31, 2006. The change in unrealized losses on securities available-for-sale, net of deferred taxes, reduced total stockholders’ equity by $40,000. Equity increased by $34,000 in common stock and surplus due to the recognition of stock option compensation costs as a result of the adoption of SFAS 123R.
Book value per share was $8.96 at March 31, 2006 and $8.87 at December 31, 2005. Book value per share is calculated by dividing total equity by total shares outstanding.
The following table displays the capital ratios at March 31, 2006 and December 31, 2005 for the Company and the Bank. As the table illustrates, the capital ratios exceed those required to be considered well-capitalized.

					Minimum to Be
					Well Capitalized
			Minimum for		Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006
Total capital (to risk-weighted assets)
Consolidated	$25,379	11.59%	$17,512	8.00%	N/A	N/A
Bank	25,134	11.50	17,488	8.00	$21,860	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	23,150	10.58	8,756	4.00	N/A	N/A
Bank	22,905	10.48	8,744	4.00	13,116	6.00
Tier 1 capital (to average assets)(1)
Consolidated	23,150	9.29	9,969	4.00	N/A	N/A
Bank	22,905	9.19	9,969	4.00	12,461	5.00

December 31, 2005
Total capital (to risk-weighted assets)
Consolidated	$24,997	12.55%	$15,939	8.00%	N/A	N/A
Bank	24,626	12.39	15,898	8.00	$19,873	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	22,941	11.51	7,953	4.00	N/A	N/A
Bank	22,570	11.36	7,949	4.00	11,924	6.00
Tier 1 capital (to average assets)(1)
Consolidated	22,941	10.25	8,952	4.00	N/A	N/A
Bank	22,570	10.10	8,935	4.00	11,169	5.00

(1)	Also referred to as the leverage ratio

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
At March 31, 2006, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $55,466,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.
For additional information regarding off-balance sheet items, refer to Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2005.
The following table summarizes the Company’s significant contractual obligations and commitments at March 31, 2006:

	Within			After
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Federal Home Loan Bank advances	$16,616	$6,017	$5,000	$6,000	$33,633
Junior subordinated debt	—	—	—	5,000	5,000
Time deposits	69,666	14,446	60	—	84,172
Operating leases	687	786	700	1,026	3,199

Total	$86,969	$21,249	$5,760	$12,026	$126,004

Liquidity
Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liability management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.
In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. Approximately five percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings, and planned cash flows, maturities and sales of investments and loans.
The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended March 31, 2006 and 2005. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The analysis of the potential impact of rate on net interest income is indicated in the table below.

Net interest income analysis as of December 31, 2005:
     In thousands; rate changes in basis points (bp) = 1/100 of 1%.

	ANNUALIZED DOLLAR CHANGE
IMMEDIATE RATE CHANGE	IN NET INTEREST INCOME	PERCENT CHANGE
+200bp	$252	2.31%
+100bp	94	0.86
+ 50bp	47	0.43
- 50bp	(122)	(1.11)
-100bp	(243)	(2.22)
-200bp	(750)	(6.87)
The table above indicates, for example, that the estimated effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by an estimated 0.86 percent or approximately $94,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 2.22 percent or approximately $243,000.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.
There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.
Forward-Looking Information Statement
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. EvergreenBancorp, Inc. (the “Company”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-

looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual results to differ materially from the Company’s expectation include, but are not limited to: fluctuation in interest rates and loan and deposit pricing, which could reduce the Company’s net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company’s market areas, that could increase credit-related losses and expenses; a national or local disaster, including acts of terrorism; challenges the Company may experience in retaining or replacing key executives or employees in an effective manner; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company’s provision for loan losses and related expenses; higher than anticipated costs related to business combinations and the integration of acquired businesses which may be more difficult or expensive than expected, or slower than expected earning assets growth which could extend anticipated breakeven periods relating to such strategic expansion; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company’s banking or other subsidiaries; and possible changes in tax rates, tax laws, or tax law interpretation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including its Annual Report for 2005 on Form 10-K.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
Upon the recommendation of the Compensation Committee, at its meeting on March 16, 2006, the board approved an increase to the directors’ annual cash retainer from $9,000 to $10,500. The committee fees remain unchanged. Non-employee directors receive an additional $5,000 for serving on the Executive Committee and $5,000 for serving on the Audit Committee. The board does not receive a meeting fee for meeting attendance nor are additional fees paid to committee chairpersons.
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
Dated: May 12, 2006
EVERGREENBANCORP, INC.

/s/ William G. Filer II
William G. Filer II
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)