Form 10-Q
period 2006-06-30
EVERGREENBANCORP INC
filed 2006-08-11
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as identified in Rule 12b-2 of the Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, no par value, outstanding as of August 10, 2006: 2,011,002
No Preferred Stock was issued or outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements.
Unaudited Consolidated Balance Sheets – June 30, 2006 and December 31, 2005.
Unaudited Consolidated Statements of Income — For the three months and six months ended June 30, 2006 and 2005.
Unaudited Consolidated Statements of Stockholders’ Equity — For the six months ended June 30, 2006 and 2005.
Unaudited Consolidated Statements of Comprehensive Income – For the three months and six months ended June 30, 2006.
Unaudited Consolidated Statements of Cash Flows — For the six months ended June 30, 2006 and 2005.
Notes to Unaudited Consolidated Financial Information.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits.
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$6,907	$12,379
Federal funds sold	467	2,112
Interest-bearing deposits in financial institutions	2,919	2,811

Total cash and cash equivalents	10,293	17,302

Securities available for sale	33,152	33,550

Loans	234,089	189,188
Allowance for loan losses	(2,410)	(2,056)

Net loans	231,679	187,132
Premises and equipment	2,789	3,179
Cash surrender value of bank owned life insurance	5,202	5,090
Accrued interest and other assets	2,840	2,939

Total assets	$285,955	$249,192

Liabilities
Deposits
Noninterest-bearing	$55,724	$64,635
Interest-bearing	170,942	135,255

Total deposits	226,666	199,890
Federal Home Loan Bank advances	33,637	23,849
Junior subordinated debt	5,000	5,000
Accrued expenses and other liabilities	2,355	2,717

Total liabilities	$267,658	$231,456

Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; No par value; 15,000,000 shares authorized; 2,011,002 shares issued at June 30, 2006; 2,000,467 shares at December 31, 2005	16,196	16,005
Retained earnings	2,656	2,187
Accumulated other comprehensive loss	(555)	(456)

Total stockholders’ equity	18,297	17,736

Total liabilities and stockholders’ equity	$285,955	$249,192

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three month and six month periods ended June 30, 2006 and 2005
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$4,479	$2,926	$8,400	$5,804
Taxable securities	291	257	566	507
Tax exempt securities	34	29	69	55
Federal funds sold and other	30	75	53	100

Total interest income	4,834	3,287	9,088	6,466

Interest expense
Deposits	1,294	591	2,221	1,110
Federal funds purchased	15	—	36	4
Federal Home Loan Bank advances	437	115	842	234
Junior subordinated debt	107	83	208	159

Total interest expense	1,853	789	3,307	1,507

Net interest income	2,981	2,498	5,781	4,959

Provision for loan losses	180	66	348	147

Net interest income after provision for loan losses	2,801	2,432	5,433	4,812

Noninterest income
Service charges on deposit accounts	300	284	555	532
Merchant credit card processing	37	39	71	78
Other commissions and fees	62	37	95	63
Net earnings on bank owned life insurance	56	—	112	—
Other noninterest income	35	82	67	198

Total noninterest income	490	442	900	871

Noninterest expense
Salaries and employee benefits	1,351	1,204	2,707	2,338
Occupancy and equipment	445	421	881	810
Data processing	208	196	411	385
Professional fees	92	117	143	228
Marketing	115	108	190	203
State revenue and sales tax expense	79	67	155	167
Other noninterest expense	457	425	854	770

Total noninterest expense	2,747	2,538	5,341	4,901

Income before income taxes	544	336	992	782

Income tax expense	153	122	283	269

Net income	$391	$214	$709	$513

Basic earnings per share	$0.20	$0.11	$0.35	$0.26

Diluted earnings per share	$0.19	$0.10	$0.35	$0.25

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2006, and 2005 (in thousands, except share and per share data):

				Accumulated
		Common		other
	Common	stock		comprehen-	Total
	stock	and	Retained	sive	stock-holders’
	shares	surplus	earnings	income	equity
Balance at January 1, 2005	1,992,428	$15,927	$1,678	$(120)	$17,485

Comprehensive income
Net income	—	—	513	—	513
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(187)	(187)

Total comprehensive income					326
Cash dividends ($.113 per share)	—	—	(224)	—	(224)
Exercise of stock options and related tax benefit	4,781	46	—	—	46

Balance at June 30, 2005	1,997,209	$15,973	$1,967	$(307)	$17,633

				Accumulated
		Common		other
	Common	stock		comprehen-	Total
	stock	and	Retained	sive	stock-holders’
	shares	surplus	earnings	income (loss)	equity
Balance at January 1, 2006	2,000,467	$16,005	$2,187	$(456)	$17,736
Comprehensive income
Net income	—	—	709	—	709
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(99)	(99)

Total comprehensive income					610
Cash dividends ($.12 per share)	—	—	(240)	—	(240)
Exercise of stock options and related tax benefit	10,535	118	—	—	118
Stock options earned	—	73	—	—	73

Balance at June 30, 2006	2,011,002	$16,196	$2,656	$(555)	$18,297

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three month and six month periods ended June 30, 2006 and 2005
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$391	$214	$709	$513

Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale	(89)	12	(150)	(283)
Reclassification adjustment for gains included in net income	—	—	—	—

Net unrealized gains (losses)	(89)	12	(150)	(283)
Tax effect	30	(4)	51	96

Total other comprehensive income (loss)	(59)	8	(99)	(187)

Total comprehensive income (loss)	$332	$222	$610	$326

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2006, and 2005
(in thousands, except share and per share data)

	June 30,	June 30,
	2006	2005
Cash flows from operating activities
Net income	$709	$513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	432	366
Provision for loan losses	348	147
Amortization of premiums and discounts on securities	20	30
Federal Home Loan Bank stock dividends	—	(6)
Dividends reinvested	—	(190)
Net earnings on bank owned life insurance	(112)	—
Stock option compensation expense	73	—
Other changes, net	(212)	(681)

Net cash provided by operating activities	1,258	179

Cash flows from investing activities
Proceeds from maturities, and principal payments on securities available for sale	361	715
Net (increase) decrease in loans	(44,895)	5,351
Purchases of securities available for sale	(133)	(1,124)
Purchases of premises and equipment	(42)	(818)

Net cash provided by (used in) investing activities	(44,709)	4,124

Cash flows from financing activities
Net increase in deposits	26,776	7,947
Proceeds from Federal Home Loan Bank advances	12,900	—
Repayments of Federal Home Loan Bank advances	(3,112)	(1,886)
Proceeds from the exercise of stock options	118	38
Dividends paid	(240)	(224)

Net cash provided by financing activities	36,442	5,875

Net increase (decrease) in cash and cash equivalents	(7,009)	10,178

Cash and cash equivalents at beginning of year	17,302	12,145

Cash and cash equivalents at end of period	$10,293	$22,323

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION
Note 1: Summary of Significant Accounting Policies
Organization. EvergreenBancorp, Inc. (“Bancorp”) was formed February 9, 2001 and is a Washington corporation chartered as a bank holding company. Bancorp holds all of the issued and outstanding shares of EvergreenBank (“the Bank”). The Bank is a Washington state chartered financial institution established in 1971 that engages in general commercial and consumer banking operations. Deposits in the Bank are insured to a maximum of $100,000 per depositor (in some instances up to $250,000 per deposit account, depending on the ownership category of the account) by the Federal Deposit Insurance Corporation (“the FDIC”).
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
Critical accounting policies and use of estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified certain policies as being particularly sensitive in terms of judgments and the extent to which estimates are used. These policies relate to the determination of the allowance for loan losses on loans, other real estate owned, and the fair value of financial instruments and are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, estimates and assumptions, material differences in the results of operations, or financial condition could result.
Income taxes. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was issued to require that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosure. FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation provides clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes, as well as provides guidance on accrual of interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 or January 1, 2007 for calendar year-end companies. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative-effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company has evaluated the impact of the pronouncement and believes there would be no impact to the Company’s financial position and results of operations.
Note 2: Stock split
On October 25, 2005, the Company effected a four-for-three stock split. All references to number of shares as well as earnings per share for the periods presented have been restated.
Note 3: Stock options
Stock option and equity compensation plan. In April of 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April of 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000. In April of 2006, the shareholders adopted the Second Amended 2000 Stock Option and Equity Compensation Plan (the “Second Amended 2000 Plan”) which allows greater flexibility in the type of equity compensation to be awarded and to the terms of such awards. Up to 329,724 shares of common stock may be awarded under the Second Amended 2000 Plan. Awards available under the Second Amended Plan are subject to adjustment for all stock dividends and stock splits paid by the Company. As of June 30, 2006, approximately 45,036 shares of common stock were available for future grant under the Second Amended 2000 Plan.
In addition to stock options, the Second Amended 2000 Plan provides for the granting of restricted stock, stock appreciation rights, and restricted stock units. All employees, officers, and directors of the Company or a related corporation, and independent contractors who perform services for the Company or a related corporation, are eligible to be granted awards. The terms of each award are set forth in individual award agreements. To date, only nonqualified stock options have been awarded to employees and directors. All outstanding nonqualified stock options awarded to date to employees vest over a five-year period and expire after ten years from the date of grant. All outstanding nonqualified stock options awarded to date to directors vest over a three-year period and expire after three years, three months from the date of grant.
Stock option transactions were as follows:

	Six Months Ended		Twelve Months Ended
	June 30, 2006		December 31, 2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the period	228,250	$9.32	191,440	$8.15
Granted	35,500	14.25	45,334	13.72
Exercised	(10,535)	8.33	(8,524)	6.29
Forfeited	(11,861)	10.24	—	—

Outstanding at the end of the period	241,354	$10.04	228,250	$9.32

Outstanding and exercisable stock options at June 30, 2006 were as follows:

		Outstanding			Exercisable
			Weighted-			Weighted-
			Average		Weighted-	Average
	Year of		Remaining		Average	Remaining
Exercise Price	Grant	Number	Contractual Life	Number	Exercise Price	Contractual Life
$14.25	2006	35,500	8.37 years	—	$14.25	—
13.72	2005	42,660	6.32 years	8,277	13.72	4.85 years
10.65	2004	27,774	6.22 years	9,456	10.65	3.86 years
8.90	2003	28,778	5.55 years	20,360	8.90	5.06 years
8.02	2002	29,296	4.84 years	24,664	8.02	4.67 years
7.01	2001	42,664	4.13 years	42,664	7.01	4.13 years
6.84	2000	34,682	3.78 years	34,682	6.84	3.78 years

Outstanding at end of period		241,354	5.59 years	140,103	$8.06	4.30 years

The total intrinsic value of options outstanding at June 30, 2006 was $1,085,292. The total intrinsic value of exercisable options at June 30, 2006 was $901,918.
Stock based compensation. Statement of Financial Accounting Standards 123R (“SFAS 123R”), Accounting for Stock Based Compensation, requires all public companies to record compensation costs for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This applies to awards granted or modified after the first fiscal year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. The Company adopted the modified prospective method and has assumed a forfeiture rate of 5 percent. For the three and six months ended June 30, 2006 stock option compensation expense of $39,000 and $73,000, respectively, was recorded in the income statement and a tax benefit of $13,000 and $25,000, respectively, was recognized. The compensation expense of $73,000 includes compensation expense of $24,000 recorded in the second quarter due to a material definitive agreement entered into by the Bank with the Company’s former Chief Financial Officer (“CFO”) on June 8, 2006 that called for acceleration of the CFO’s unvested options to be fully vested by June 16, 2006. Existing options that will vest after the adoption date are expected to result in additional compensation expense of approximately $49,000 in the remainder of 2006, $92,000 in 2007, $76,000 in 2008, $53,000 in 2009, $32,000 in 2010, and $8,000 in 2011. There will be no significant effect on the Company’s financial position as total equity will not change.
Prior to the implementation of SFAS 123R, the Company accounted for employee compensation expense under stock options using the intrinsic value method. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123R for the three months and six months ended June 30, 2005. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

	Three Months	Six Months
	Ended	Ended
(in thousands, except per share data)	June 30, 2005	June 30, 2005
Net income as reported	$214	$513
Deduct: Stock-based compensation expense determined under fair value based method	14	28

	$200	$485

Pro forma net income
Basic earnings per share as reported	$0.11	$0.26
Pro forma basic earnings per share	0.10	0.24
Diluted earnings per share as reported	0.10	0.25
Pro forma diluted earnings per share	0.10	0.23
There were 35,500 nonqualified options granted in the second quarter of 2006. The weighted average fair value of individual options granted during the second quarter of 2006 was $4.47. The weighted average fair value of individual options granted during the second quarter of 2005 was $3.73. The income statement and pro forma effects were computed using option pricing models, using the following weighted-average assumptions as of grant date.

	Three months ended
	June 30,
	2006	2005
Risk-free interest rate	4.96%	3.87%
Expected option life	7.5 years	7.5 years
Expected stock price volatility	24%	22%
Dividend yield	1.7%	1.6%

	Six months ended
	June 30,
	2006	2005
Risk-free interest rate	4.96%	3.86%
Expected option life	7.5 years	7.5 years
Expected stock price volatility	24%	21%
Dividend yield	1.7%	1.6%
The Company’s calculation of fair market value of the options are made using the Black-Scholes option pricing model. The assumptions used are as follows: the expected term of options granted is based on historical experience and represents the period of time that options granted are expected to be outstanding; the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturity interest rate with the term consistent with the expected life of the option, and stock volatility is based on historical volatility of the Company’s stock. Each grant’s dividend yield is calculated by annualizing the year-to-date cash dividend and dividing that amount by the market price of the Company’s common stock as of grant date.
During the second quarter of 2006, 35,500 nonqualified stock options were granted, 10,535 were exercised, and 1,677 were forfeited. The total stock options outstanding were 241,354 at June 30, 2006 with exercise prices ranging between $6.84 and $14.25 and expiration dates between December 31, 2006 and May 18, 2016. All options are granted at market value as of date of grant.

Note 4: Securities available for sale
Investment securities available for sale include $5,017,000 in mortgage-backed securities at June 30, 2006. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from the Federal Home Loan Bank of Seattle. Investment securities available for sale also include the AMF Ultra Short Mortgage Fund (“USM Fund,” formerly the AMF Adjustable Rate Mortgage Fund or ARM Fund) with a fair market value of $14,762,000 at June 30, 2006.
Securities with unrealized losses at June 30, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

(in thousands)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
US agencies	$—	$—	$7,400	$(107)	$7,400	$(107)
State and political subdivisions	1,055	(15)	3,367	(63)	4,422	(78)
Mortgage-backed securities	663	(7)	4,354	(205)	5,017	(212)
AMF Ultra Short Mortgage Fund	—	—	14,762	(444)	14,762	(444)

Total temporarily impaired	$1,718	$(22)	$29,883	$(819)	$31,601	$(841)

At June 30, 2006, securities with unrealized losses have an aggregate depreciation of 2.59 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, and are expected to regain the lost value with stable or declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability and intent to hold these securities until maturity or for the foreseeable future.
The net asset value (“NAV”) of the USM Fund has declined with recent increases in short term interest rates. With respect to the USM Fund investment, the historical performance of the fund shows that as interest rates slow their rate of ascent, are stable, or as rates decline, the fund recovers its value (that is, the degree of impairment reverses) through increases in its market NAV. Management expects the USM Fund to recover value following a decline due to a rising interest rate environment once rates stabilize and the underlying adjustable rate mortgages reprice to market. The Company has the ability and intent to hold the investment for a sufficient period of time for any anticipated recovery in fair value.
At December 31, 2005, securities with unrealized losses have an aggregate depreciation of 2.17 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, are expected to regain the lost value with stable or declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary.
Securities with unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

(in thousands)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
US agencies	$496	$(4)	$6,898	$(112)	$7,394	$(116)
State and political subdivisions	3,278	(41)	694	(11)	3,972	(52)
Mortgage-backed securities	436	(3)	4,755	(141)	5,191	(144)
AMF Ultra Short Mortgage Fund	188	(2)	14,635	(381)	14,823	(383)

Total temporarily impaired	$4,398	$(50)	$26,982	$(645)	$31,380	$(695)

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows:

	Three months ended June 30,
	2006	2005
Income (numerator):
Net income	$391,485	$214,297

Income (denominator):
Weighted average number of common stock shares outstanding – basic	2,005,981	1,996,739
Dilutive effect of outstanding employee and director stock options	25,279	44,548

Weighted average number of common stock shares outstanding and assumed conversion – diluted	2,031,260	2,041,287

Basic earnings per share	$0.20	$0.11

Diluted earnings per share	$0.19	$0.10

	Six months ended June 30,
	2006	2005
Income (numerator):
Net income	$709,113	$513,484

Income (denominator):
Weighted average number of common stock shares outstanding – basic	2,007,153	1,996,741
Dilutive effect of outstanding employee and director stock options	21,994	43,499

Weighted average number of common stock shares outstanding and assumed conversion – diluted	2,029,147	2,040,240
Basic earnings per share of common stock	$0.35	$0.26

Diluted earnings per share of common stock	$0.35	$0.25

For the three and six month period ended June 30, 2006, 35,500 options were considered anti-dilutive and excluded from the calculation of earnings per share.

Note 6: Retirement Benefits
The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15 percent of gross salary per month. For the first 6 percent, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20 percent after two years of employment, and such contributions are 100 percent vested with five years of employment. The Company’s contributions to the plan for the quarters ended June 30, 2006 and 2005 were $88,000 and $80,000, respectively. Contributions to the plan for the first six months of 2006 were $179,000 and $154,000 for the same period in 2005.
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
Components of net periodic benefit cost

	Three months		Six months
	ended June 30,		ended June 30,
(in thousands)	2006	2005	2006	2005
Service cost	$41	$22	$82	$44
Interest cost	28	23	56	46
Amortization of transition obligation	—	10	—	20
Amortization of prior service cost	(1)	—	(2)	—
Recognized net actuarial (gain) loss	8	—	16	—

Net periodic benefit cost	$76	$55	$152	$110

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
The following discussion contains a review of the consolidated operating results and financial condition of the Company for the three and six month period of 2006. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2005 and to the previous year ended December 31, 2005. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS
Net Income
Three months and six months ended June 30, 2006 and 2005
For the second quarter of 2006, the Company reported net income of $391,000 compared to $214,000 for the second quarter of 2005, an increase of 82.71 percent. The main reason for the increase in profits was higher net interest income due to substantial growth in the loan portfolio.
Basic and diluted earnings per common share for the second quarter of 2006 were $0.20 and $0.19, respectively, compared to $0.11 and $0.10, respectively, for the same period one year ago.
For the second quarter of 2006, return on average common equity and return on average assets was 8.70 percent and 0.57 percent respectively, compared to 4.88 percent and 0.41 percent, respectively, for the same period one year ago.
For the first six months of 2006, net income was $709,000, compared with $513,000 for the first six months of 2005, an increase of $196,000 or 38.21 percent. Basic and diluted earnings per common share were $0.35 for the first six months of 2006 and $0.26 and $0.25 respectively for the same period in 2005. Return on average assets was 0.54 percent for 2006 and 0.49 percent for 2005. Return on average common equity was 7.94 percent for the first six months of 2006 and 5.86 percent for the same period of 2005. Additional analysis of financial components is contained in the discussion that follows. Unless otherwise stated, comparisons are between the second quarter 2006 and 2005.
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
Net interest income before the provision for loan losses was $2,981,000 for the second quarter of 2006, compared to $2,498,000 for the same period in 2005, an increase of $483,000 or 19.34 percent. Net interest income was $5,781,000 for the first six months of 2006 compared with $4,959,000 for the first six months of 2005, an increase of $822,000 or 16.58 percent. The increase was primarily attributable to a 23.52 percent growth in the average balances of the loan portfolio that occurred in the first half of 2006; 47.21 percent of the growth in the average loan balances was in loans purchased from a mortgage broker and the remaining 52.79 percent was in organic loan growth.
The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 4.77 percent for the first six months of 2006 compared to 5.10 percent for the same period one year ago. The weighted average yield on interest earning assets was 7.47 percent for the first six months of 2006, compared to 6.64 percent for the first six months of 2005. Interest expense as a percentage of average earning assets was 2.71 percent for the first six months of 2006, compared to 1.54 percent during the same period in 2005. In the fourth quarter of 2005 and the first quarter of 2006, the Company purchased $19,635,000 in 1-4 family loans from a mortgage broker. The Company acquired brokered deposits and advances from the Federal Home Loan Bank to fund the purchased loans. These transactions decreased the Company’s net interest margin while increasing net interest income.
Yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries are reviewed on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The following table shows the reconciliation between net interest income and the taxable-equivalent net interest income as of June 30, 2006 and June 30, 2005:

	Three Months Ended		Year to Date
	June 30,		June 30,
	2006	2005	2006	2005
Net Interest Margin
Interest income (GAAP)	$4,834	$3,287	$9,088	$6,466
Taxable-equivalent adjustment:
Loans	3	3	6	6
Investments	17	15	35	28

Interest income — FTE	4,854	3,305	9,129	6,500
Interest expense (GAAP)	1,853	789	3,307	1,507

Net interest income — FTE	$3,001	$2,516	$5,822	$4,993

Net interest income - (GAAP)	$2,981	$2,498	$5,781	$4,959

Average interest earning assets	$258,915	$199,501	$246,339	$197,234
Net interest margin (GAAP)	4.62%	5.02%	4.73%	5.03%
Net interest margin — FTE	4.65%	5.06%	4.77%	5.10%
Interest income for the three months ended June 30, 2006 was $4,834,000 compared to $3,287,000 for the three months ended June 30, 2005, an increase of $1,547,000 or 47.06 percent. This increase was primarily attributable to an increase in the average loan balance of $68,884,000, an increase of 0.88 percent in the average yield on earning assets.
Interest income for the six months ended June 30, 2006 was $9,088,000 compared to $6,466,000 for the six months ended June 30, 2005, an increase of 40.55 percent.
Interest expense for the three months ended June 30, 2006 was $1,853,000 compared to $789,000 for the three months ended June 30, 2005, an increase of $1,064,000 or 134.85 percent. This was largely due to an increase in the average rate paid on interest bearing liabilities and an increase of $58,341,000 in the average balance of interest bearing liabilities. The increase in the average balance of interest bearing liabilities is primarily comprised of brokered funds and advances from the Federal Home Loan Bank acquired in order to fund substantial loan growth.
Interest expense for the six months ended June 30, 2006 was $3,307,000 compared with $1,507,000 for the same period a year ago, an increase of $1,800,000 or 119.44 percent.
Noninterest Income/Expense
Noninterest income in the second quarter of 2006 was $490,000 compared to $442,000 in the same quarter of 2005, an increase of $48,000 or 10.86 percent. Noninterest income for the six months ended June 30, 2006 was $900,000 compared with $871,000 for the same period of 2005, an increase of $29,000 or 3.33 percent. The increase was primarily due to income from bank owned life insurance, which was purchased in August 2005, along with increase in other commissions and fees. The increase was offset by the decline in ACH revenue as the Company changed its ACH policy in 2005 to meet the needs of the ACH customers and position itself to attract new ACH customers.
Noninterest expense was $2,747,000 in the second quarter of 2006, compared to $2,538,000 in the same quarter of 2005, an increase of $209,000, or 8.23 percent. Noninterest expense for the six months ended

June 30, 2006 was $5,341,000 compared with $4,901,000 for the same period of 2005, an increase of $440,000 or 8.98 percent. The increase was primarily due to an increase in salaries and benefits expense, occupancy and equipment costs and other noninterest expense resulting from branch network expansions in the second half of 2005. Also included in the salary and benefit expense in 2006 is compensation expense related to the adoption of SFAS 123R of $39,000 and $73,000 for the three and six months ended June 30, 2006, respectively. The increase was offset slightly by a decline in professional fees as in 2005 the Company incurred additional costs for a state audit and engaged outside consultants to assist in complying with Section 404 of the Sarbanes-Oxley Act of 2002, which, at the time, the Company believed would apply in 2006. The Company expects the cost of complying with Section 404 of Sarbanes-Oxley to increase again in the year it applies.
Income tax expense
The Company recognized income tax expense of $153,000 during the second quarter of 2006, up from $122,000 in the same quarter of 2005, an increase of 25.41 percent, or $31,000. Income tax expense for the six months ended June 30, 2006 was $283,000, compared to $269,000 for the same period of 2005, an increase of 5.20 percent or $14,000. The effective income tax rate for the second quarter of 2006 was 28.13 as compared with 36.31 for the same period in 2005. The effective tax rate for six months ended June 30, 2006 was 28.53 as compared to 34.40 for the same period in 2005. The decrease in the effective tax rate is due primarily to the income received from non-taxable bank owned life insurance.
Provision and Allowance for Loan Losses
Included in the results of operations for the quarters ended June 30, 2006 and 2005 is expense of $180,000 and $66,000, respectively, related to the provision for loan losses. The increase of 172.73 percent was due to the change in loan portfolio mix, as a result of the loan growth. The provision for loan losses for the six months ended June 30, 2006 was $348,000 compared to $147,000 for the same period of 2005.
At June 30, 2006, the allowance for loan losses was $2,410,000 compared to $2,056,000 at December 31, 2005. The ratio of the allowance to total loans outstanding was 1.03 percent at June 30, 2006, and 1.09 percent at December 31, 2005.
Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at June 30, 2006, there can be no assurance that such losses will not exceed estimated amounts.
While management is encouraged by recent trends and the current health of the national and regional economy, local economic conditions could still adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in problem assets, delinquencies and losses on loans.
FINANCIAL CONDITION
Loans
At June 30, 2006, loans totaled $234,089,000 compared to $189,188,000 at December 31, 2005, an increase of $44,901,000 or 23.73 percent and compared with $154,169,000 at June 30, 2005, an increase of $79,920,000 or 51.84 percent.

At June 30, 2006, the Bank had $149,322,000 in loans secured by real estate, which includes loans primarily for a commercial purpose, secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.
The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of June 30, 2006 and December 31, 2005:
Types of Loans

	June 30,	December 31,
(in thousands)	2006	2005
Commercial	$69,515	$61,921
Real estate:
Commercial	93,899	76,902
Construction	20,562	6,953
Residential 1-4 family*	34,861	28,195
Consumer and other	15,252	15,217

Total	$234,089	$189,188

*	Residential 1-4 family includes loans purchased from a mortgage broker of $5,753,000 in the first quarter of 2006 and $13,882,000 in the fourth quarter of 2005.
Allocation of the Allowance for Loan Losses
In the following table, the allowance for loan losses at June 30, 2006 and December 31, 2005 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook, and other business considerations.

	June 30,	% of loans in	December 31,	% of loans in
	2006	each category	2005	each category
(in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial	$1,112	30%	$987	33%
Real estate:
Commercial	757	40	651	40
Construction	170	9	72	4
Residential 1-4 family	127	15	106	15
Consumer and other	244	6	240	8

Total	$2,410	100%	$2,056	100%

% of Loan portfolio	1.03%		1.09%

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

	Six months	Six months
	ended	ended
(in thousands)	June 30, 2006	June 30, 2005
Beginning Balance	$2,056	$1,887
Chargeoffs
Commercial	—	138
Real estate:
Commercial	—	1
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	5	11

Total charge-offs	5	150

Recoveries
Commercial	5	5
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	6	9

Total Recoveries	11	14

Net chargeoffs/(recoveries)	(6)	136
Provision	348	147

Ending balance	$2,410	$1,898

Investments
At June 30, 2006, investments totaled $33,152,000, a decrease of $398,000 or 1.19 percent from $33,550,000 at December 31, 2005. The decrease in investments was primarily due principal payments on securities available-for-sale and an increase in the unrealized losses offset by the purchase of $133,000 of Federal Home Loan Bank stock in the first quarter of 2006.
For more information regarding securities, see Note 4, “Securities Available for Sale” to the unaudited consolidated financial statements.
Deposits
At June 30, 2006, total deposits were $226,666,000, compared to $199,890,000 at December 31, 2005. This represents a 13.40 percent increase from December 31, 2005. Non-interest bearing deposits totaled $55,724,000 at June 30, 2006 compared to $64,635,000 at December 31, 2005, a decrease of $8,911,000 or 13.79 percent, partially due to a seasonally high in-flow of dollars on December 31, 2005. Interest bearing deposits totaled $170,942,000 at June 30, 2006, compared to $135,255,000 at December 31, 2005, an increase of $35,687,000 or 26.38 percent.
Borrowings and Junior Subordinated Debt
At June 30, 2006, the Bank’s Federal Home Loan Bank advances were $33,637,000 compared to $23,849,000 at December 31, 2005, a 41.04 percent increase. The increase is primarily due to the use of advances to fund the purchase of loans totaling approximately $19,600,000 from a mortgage broker in the first quarter of 2006 and the fourth quarter of 2005.
At June 30, 2006 and December 31, 2005 the Company had junior subordinated debt totaling $5,000,000.

For discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 8, “Borrowings and Junior Subordinated Debt” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2005.
Stockholders’ Equity and Capital Resources
Stockholders’ equity totaled $18,297,000 at June 30, 2006, an increase of $561,000 or 3.16 percent over December 31, 2005. Current earnings were $709,000 and dividends paid were $240,000 for the six months ended June 30, 2006. The change in unrealized losses on securities available for sale, net of deferred taxes, reduced stockholders’ equity by $99,000. Equity increased by $73,000 in surplus due to the recognition of stock option compensation costs as a result of the adoption of SFAS 123R, and by $118,000 in surplus from the exercise of 10,535 stock options in the second quarter of 2006.
Book value per share was $9.10 at June 30, 2006 and $8.87 at December 31, 2005. Book value per share is calculated by dividing total equity by total shares outstanding.
The following tables display the capital ratios at June 30, 2006 and December 31, 2005 for the Company and the Bank. As the tables illustrate, the capital ratios exceed those required to be considered well-capitalized.

					Minimum to Be
					Well Capitalized
			Minimum for		Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006
Total capital (to risk-weighted assets)
Consolidated	$25,969	10.79%	$19,257	8.00%	N/A	N/A
Bank	25,737	10.94	18,827	8.00	$23,534	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	23,559	9.79	9,628	4.00	N/A	N/A
Bank	23,327	9.91	9,414	4.00	14,120	6.00
Tier 1 capital (to average assets)(1)
Consolidated	23,559	8.61	10,941	4.00	N/A	N/A
Bank	23,327	8.53	10,941	4.00	13,677	5.00
December 31, 2005
Total capital (to risk-weighted assets)
Consolidated	$24,997	12.55%	$15,939	8.00%	N/A	N/A
Bank	24,626	12.39	15,898	8.00	$19,873	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	22,941	11.51	7,953	4.00	N/A	N/A
Bank	22,570	11.36	7,949	4.00	11,924	6.00
Tier 1 capital (to average assets)(1)
Consolidated	22,941	10.25	8,952	4.00	N/A	N/A
Bank	22,570	10.10	8,935	4.00	11,169	5.00

(1)	Also referred to as the leverage ratio
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

At June 30, 2006, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $65,955,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.
For additional information regarding off-balance sheet items, refer to Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2005.
The following table summarizes the Company’s significant contractual obligations and commitments at June 30, 2006:

	Within			After
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Federal Home Loan Bank advances	$12,002	$4,635	$6,000	$11,000	$33,637
Junior subordinated debt	—	—	—	5,000	5,000
Time Deposits	73,368	18,678	4,255	—	96,301
Operating leases	618	776	687	947	3,028

Total	$85,988	$24,089	$10,942	$16,947	$137,966

Liquidity
Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liability management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.
In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. Approximately eight percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings and planned cash flows, maturities and sales of investments and loans.
The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended June 30, 2006 and 2005. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The analysis of the potential impact of rate on net interest income is indicated in the tables below.

Net interest income analysis as of June 30, 2006:
     Rate changes in basis points (bp) = 1/100 of 1%.

	ANNUALIZED DOLLAR CHANGE
IMMEDIATE RATE CHANGE	IN NET INTEREST INCOME	PERCENT CHANGE
+200bp	2,126	18.21
+100bp	1,086	9.31
+ 50bp	543	4.66
- 50bp	(527)	(4.51)
-100bp	(1,053)	(9.02)
-200bp	(2,078)	(17.81)
The table above indicates, for example, that the estimated effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by an estimated 9.31 percent or approximately $1,086,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 9.02 percent or approximately $1,053,000.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2006. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.
An active search is underway to fill the Company’s Chief Financial Officer position. On June 30, 2006, we retained the services of Bette J. Floray as an independent financial consultant. Ms. Floray has over 30 years of banking experience, 25 of which have been spent in the geographic area served by the Bank. She has previously served as the Chief Financial Officer for banks in both the Pacific Northwest and California.
We have not experienced any significant difficulties to date during this transition period. Except as referred to above, there were no significant changes to the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of those internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) Bancorp’s Annual Meeting of Stockholders was held on April 20, 2006 at 301 Eastlake Avenue East, Seattle, Washington. A total of 1,407,164 of the Company’s shares were present or represented by proxy at the meeting. This represented 70.34% percent of the Company’s outstanding votable shares.

The matters approved by the stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:
Proposal No. 1: Election of Directors to three year terms, expiring in 2009:

Director	For	Against	Withheld
Robert J. Grossman	1,393,323	0	13,841
Gerald O. Hatler	1,394,681	0	12,483
Stan W. McNaughton	1,394,401	0	12,763
Proposal No. 2: Ratification of Crowe Chizek and Company LLC as the Company’s Independent Registered Public Accounting Firm for the 2006 fiscal year:

For	Against	Abstain	Non-Votes
1,402,141	2,843	2,180	0
Proposal No. 3: Approval of EvergreenBancorp, Inc. Second Amended Stock Option and Equity Compensation Plan:

For	Against	Abstain	Non-Votes
945,940	71,263	12,830	377,131
ITEM 5. OTHER INFORMATION
On August 3, 2006, Bette J. Floray was formally approved by the board of directors of the Company to serve as the Company’s Interim Chief Financial Officer. Ms. Floray has been serving in that capacity as an independent financial consultant for the Company since June 30, 2006. Under the terms of an Agreement dated August 3, 2006, Ms. Floray has agreed to serve as the Company’s Interim Chief Financial Officer to perform the functions of that role on an as-needed basis. The Agreement sets forth the terms of compensation and Ms. Floray’s capacity as an independent contractor of the Company, as well as provisions governing the proper treatment of confidential information and the resolution of any disputes under the Agreement. The foregoing is a summary description of certain terms of the Agreement and is qualified entirely by the full text of the Agreement which is annexed as Exhibit 10.1 to this Form 10-Q.
ITEM 6. EXHIBITS
     (a) Exhibits
Exhibit 10.1 — Interim Chief Financial Officer agreement between EvergreenBancorp, Inc. and Bette J. Floray (effective August 3, 2006)
Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e)
Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e)
Exhibit 32.1 — Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 11, 2006
EVERGREENBANCORP, INC.

/s/ Bette J. Floray Bette J. Floray
Interim Chief Financial Officer
(Authorized Officer and Principal Financial Officer)