Form 10-Q
period 2006-09-30
EVERGREENBANCORP INC
filed 2006-11-13
CIK 1143566

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Common Stock, no par value, outstanding as of November 9, 2006:2,011,002
No Preferred Stock was issued or outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$4,591	$12,379
Federal funds sold	5,869	2,112
Interest-bearing deposits in financial institutions	4,127	2,811

Total cash and cash equivalents	14,587	17,302

Securities available for sale	32,022	33,550

Loans	253,279	189,188
Allowance for loan losses	(2,631)	(2,056)

Net loans	250,648	187,132
Premises and equipment	2,720	3,179
Cash surrender value of bank owned life insurance	5,259	5,090
Accrued interest and other assets	2,948	2,939

Total assets	$308,184	$249,192

Liabilities
Deposits
Noninterest-bearing	$54,647	$64,635
Interest-bearing	180,387	135,255

Total deposits	235,034	199,890
Federal Home Loan Bank advances	46,721	23,849
Junior subordinated debt	5,000	5,000
Accrued expenses and other liabilities	2,586	2,717

Total liabilities	$289,341	$231,456

Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 2,011,002 shares issued at September 30, 2006; 2,000,467 shares at December 31, 2005	16,218	16,005
Retained earnings	3,052	2,187
Accumulated other comprehensive loss	(427)	(456)

Total stockholders’ equity	18,843	17,736

Total liabilities and stockholders’ equity	$308,184	$249,192

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three month and nine month periods ended September 30, 2006 and 2005
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$5,170	$3,164	$13,570	$8,967
Taxable securities	302	265	868	772
Tax exempt securities	35	35	103	91
Federal funds sold and other	33	49	86	149

Total interest income	5,540	3,513	14,627	9,979

Interest expense
Deposits	1,636	676	3,857	1,786
Federal funds purchased	15	4	50	8
Federal Home Loan Bank advances	516	135	1,357	369
Junior subordinated debt	115	90	323	249

Total interest expense	2,282	905	5,587	2,412

Net interest income	3,258	2,608	9,040	7,567
Provision for loan losses	230	144	578	291

Net interest income after provision for loan losses	3,028	2,464	8,462	7,276

Noninterest income
Service charges on deposit accounts	292	280	847	921
Merchant credit card processing	42	37	112	115
Other commissions and fees	23	32	119	94
Net earnings on bank owned life insurance	57	35	169	35
Other noninterest income	29	26	96	115

Total noninterest income	443	410	1,343	1,280

Noninterest expense
Salaries and employee benefits	1,303	1,224	3,916	3,492
Occupancy and equipment	418	449	1,299	1,260
Data processing	208	182	619	566
Professional fees	82	64	225	292
Marketing	159	152	349	355
State revenue and sales tax expense	98	70	254	237
Other noninterest expense	451	457	1,399	1,297

Total noninterest expense	2,719	2,598	8,061	7,499

Income before income taxes	752	276	1,744	1,057
Income tax expense	235	75	518	343

Net income	$517	$201	$1,226	$714

Basic earnings per share	$0.26	$0.10	$0.61	$0.36

Diluted earnings per share	$0.25	$0.10	$0.60	$0.35

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2006, and 2005 (in thousands, except share and per share data):

				Accumulated
		Common		other
	Common	stock		comprehen-	Total stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income	equity
Balance at January 1, 2005	1,992,428	$15,927	$1,678	$(120)	$17,485

Comprehensive income
Net income	—	—	714	—	714
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(240)	(240)

Total comprehensive income					474
Cash dividends ($.169 per share)	—	—	(337)	—	(337)
Exercise of stock options and related tax benefit	8,231	81	—	—	81

Balance at September 30, 2005	2,000,659	$16,008	$2,055	$(360)	$17,703

				Accumulated
		Common		other
	Common	stock		comprehen-	Total stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income (loss)	equity
Balance at January 1, 2006	2,000,467	$16,005	$2,187	$(456)	$17,736

Comprehensive income
Net income	—	—	1,226	—	1,226
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	29	29

Total comprehensive income					1,255
Cash dividends ($.180 per share)	—	—	(361)	—	(361)
Exercise of stock options and related tax benefit	10,535	118	—	—	118
Stock options earned	—	95	—	—	95

Balance at September 30, 2006	2,011,002	$16,218	$3,052	$(427)	$18,843

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three month and nine month periods ended September 30, 2006 and 2005
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$517	$201	$1,226	$714

Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale	194	(80)	44	(364)
Reclassification adjustment for gains included in net income	—	—	—	—

Net unrealized gains (losses)	194	(80)	44	(364)
Tax effect	(66)	27	(15)	124

Total other comprehensive income (loss)	128	(53)	29	(240)

Total comprehensive income	$645	$148	$1,255	$474

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2006, and 2005
(in thousands, except share and per share data)

	September 30,	September 30,
	2006	2005
Cash flows from operating activities
Net income	$1,226	$714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	636	579
Provision for loan losses	578	291
Amortization of premiums and discounts on securities	33	45
Federal Home Loan Bank stock dividends	—	(6)
Dividends reinvested	—	(190)
Net earnings on bank owned life insurance	(169)	(35)
Stock option compensation expense	95	—
Other changes, net	(155)	(672)

Net cash provided by operating activities	2,244	726

Cash flows from investing activities
Proceeds from sales, maturities and principal payments on securities available for sale	1,672	1,158
Net increase in loans	(64,094)	(5,682)
Purchase of bank owned life insurance	—	(5,000)
Purchases of securities available for sale	(133)	(1,124)
Purchases of premises and equipment	(177)	(1,246)

Net cash provided by (used in) investing activities	(62,732)	(11,894)

Cash flows from financing activities
Net increase in deposits	35,144	19,375
Proceeds from Federal Home Loan Bank advances	26,900	6,000
Repayments of Federal Home Loan Bank advances	(4,028)	(4,002)
Proceeds from exercise of stock options	118	67
Dividends paid	(361)	(337)

Net cash provided by financing activities	57,773	21,103

Net increase (decrease) in cash and cash equivalents	(2,715)	9,935
Cash and cash equivalents at beginning of year	17,302	12,145

Cash and cash equivalents at end of period	$14,587	$22,080

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
Newly issued accounting pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was issued to require that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosure. FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation provides clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes, as well as provides guidance on accrual of interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 or January 1, 2007 for calendar year-end companies. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative-effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company is currently evaluating the impact of this interpretation on its financial position and results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” that requires companies to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability on the balance sheet rather than being disclosed in the notes to the financial statements. The over-funded or under-funded status (asset or liability) would be measured as the difference between the fair value of plan assets and the projected benefit obligation for pensions and the accumulated post-retirement benefit obligation for other post-retirement benefits. Actuarial gains and losses and prior service costs and credits that arise subsequent to the effective date would be recognized, net of tax, as a component of other comprehensive income and would continue to be amortized into earnings in future periods as a component of net periodic benefit cost. Any remaining unrecognized net transition asset or obligation from the initial adoption of FASB Statements No. 87 and 106, net of tax, would be recognized in other comprehensive income rather than expense, and as such, this is the only change, if applicable, that would alter the amount of expense recognized by an entity. In addition, employers are required to set the measurement date as of the balance sheet date, rather than having the option of any date up to three months prior to the fiscal year-end. Plan assets and obligations would not be required to be remeasured for interim period reporting. The requirement to recognize the funded status in the balance sheet is effective for fiscal years ending after December 15, 2006 and the requirement to measure plan assets and benefit obligations as of the balance sheet date is not effective until fiscal years ending after December 15, 2008. The Company will adopt the balance sheet recognition requirement for its fiscal year ending December 31, 2006 and the measurement date requirement for its fiscal year ending December 31, 2008. The Company is currently evaluating the impact of the statement on its financial position.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective for fiscal years beginning after November 15, 2007 (or January 1, 2008 for calendar-year companies) and interim periods within those fiscal years. The Company will adopt the statement on January 1, 2008. The fair value disclosures required by this statement will be effective for the first interim period in which the statement is adopted. The Company is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.
In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 108, which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company is in process evaluating the potential impact of the standard for future periods.
Under EITF 06-4 : Accounting for deferred compensation and postretirement benefit aspects of endorsement split dollar life insurance arrangements, the EITF reached a consensus that requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer who is the policy holder has a liability for the benefit it is providing to the employee. The employer has agreed to maintain the insurance policy in force for the employee’s benefit during his retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Also, if the employer has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized under SFAS 106. As of September 20, 2006, the FASB board ratified the above. It is applicable for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of the pronouncement and believes there would be no impact to the Company’s financial position and results of operations.
Under EITF 06-5: Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”, the task force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The task forces agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The task force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The task force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual life by individual life policy. The Task force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue should be effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. The Company is currently evaluating the impact of this interpretation on its financial condition and results of operations.
Note 2: Stock Offering
On September 15, 2006, the Company commenced an offering of common stock to existing shareholders and the public to raise an additional $10 million of capital. The offering will close on November 14, 2006, unless terminated earlier, or extended at the Company’s discretion. As soon as practicable following completion of the offering, the Company will issue the shares purchased and the funds received by the Company will be recognized as common stock and surplus. The Company expects to use the funds raised in the offering for anticipated market expansion and general corporate purposes.
Note 3: Stock options
Stock option and equity compensation plan. In April of 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April of 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000. In April of 2006, the shareholders adopted the Second Amended 2000 Stock Option and Equity Compensation Plan (the “Second Amended 2000 Plan”) which allows greater flexibility in the type of equity compensation to be awarded and to the terms of such awards. Up to 329,724 shares of common stock may be awarded under the Second Amended 2000 Plan. Awards available under the Second Amended Plan are subject to adjustment for all stock dividends and stock splits paid by the Company. As of September 30, 2006, approximately 47,243 shares of common stock were available for future grant under the Second Amended 2000 Plan.
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
Stock option transactions were as follows:

	Nine Months Ended		Twelve Months Ended
	September 30, 2006		December 31, 2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the period	228,250	$9.32	191,440	$8.15
Granted	38,500	14.31	45,334	13.72
Exercised	(10,535)	8.33	(8,524)	6.29
Forfeited	(17,068)	8.66	—	—

Outstanding at the end of the period	239,147	$10.21	228,250	$9.32

Outstanding and exercisable stock options at September 30, 2006 were as follows:

		Outstanding			Exercisable
			Weighted-			Weighted-
			Average		Weighted-	Average
	Year of		Remaining		Average	Remaining
Exercise Price	Grant	Number	Contractual Life	Number	Exercise Price	Contractual Life
$14.31	2006	37,500	8.40 years	—	$14.31	—
13.72	2005	41,772	6.15 years	13,352	13.72	4.20 years
10.65	2004	27,497	6.01 years	14,451	10.65	4.66 years
8.90	2003	26,578	5.19 years	18,160	8.90	4.59 years
8.02	2002	28,454	4.56 years	23,822	8.02	4.37 years
7.01	2001	42,664	3.88 years	42,664	7.01	3.88 years
6.84	2000	34,682	3.53 years	34,682	6.84	3.53 years

Outstanding at end of period		239,147	5.41 years	147,131	$8.33	4.07 years

The total intrinsic value of options outstanding at September 30, 2006 was $1,172,000. The total intrinsic value of exercisable options at September 30, 2006 was $974,000.
Stock based compensation. Statement of Financial Accounting Standards 123R (SFAS 123R), Accounting for Stock Based Compensation, requires all public companies to record compensation costs for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This applies to awards granted or modified after the first fiscal year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. The Company adopted the modified prospective method and has assumed a forfeiture rate of 5 percent. For the three and nine months ended September 30, 2006 stock option compensation expense of $22,000 and $95,000, respectively, was recorded in the income statement and a tax benefit of $7,000 and $32,000, respectively, was recognized. The year-to-date compensation expense of $95,000 includes compensation expense of $24,000 recorded in the second quarter due to a material definitive agreement entered into by the Bank with the Company’s former Chief Financial Officer (CFO) on June 8, 2006 that called for acceleration of the CFO’s unvested options to be fully vested by June 16, 2006. Existing options that will vest after the adoption date are expected to result in additional compensation expense of approximately $25,000 in the remainder of 2006, $92,000 in 2007, $77,000 in 2008, $55,000 in 2009, $35,000 in 2010, and $10,000 in 2011. There will be no significant effect on the Company’s financial position as total equity will not change.
Prior to the implementation of SFAS 123R, the Company accounted for employee compensation expense under stock options using the intrinsic value method. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123R for the three months and nine months ended September 30, 2005. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(in thousands, except per share data)	2005	2005
Net income as reported	$201	$714
Deduct: Stock-based compensation expense determined under fair value based method	17	62

	184	652

Pro forma net income
Basic earnings per share as reported	$0.10	$0.36
Pro forma basic earnings per share	0.09	0.33
Diluted earnings per share as reported	0.10	0.35
Pro forma diluted earnings per share	0.09	0.32

During the third quarter of 2006, 3,000 nonqualified stock options were granted, none were exercised, and 5,207 were forfeited or canceled. During the third quarter of 2005, 17,333 nonqualified stock options were granted, 3,449 options were exercised, and none were forfeited. The weighted average fair value of individual options granted during the third quarter of 2006 and 2005 was $4.78 and $3.74, respectively.
During the first nine months of 2006, 38,500 nonqualified options were granted, 10,535 options were exercised, and 17,068 options were forfeited. During the first nine months of 2005, 45,333 nonqualified options were granted, 8,231 options were exercised, and none were forfeited. The weighted average fair value of individual options granted during the first nine months of 2006 and 2005 was $4.50 and $3.68, respectively.
The income statement and pro forma effects were computed using option pricing models, using the following weighted-average assumptions as of grant date.

	Three months ended
	September 30,
	2006	2005
Risk-free interest rate	4.74%	4.08%
Expected option life	7.5 years	7.5 years
Expected stock price volatility	25%	22%
Dividend yield	1.6%	1.6%

	Nine months ended
	September 30,
	2006	2005
Risk-free interest rate	4.94%	3.94%
Expected option life	7.5 years	7.5 years
Expected stock price volatility	24%	22%
Dividend yield	1.7%	1.6%
The Company’s calculation of fair market value of the options is made using the Black-Scholes option pricing model. The assumptions used are as follows: the expected term of options granted is based on historical experience and represents the period of time that options granted are expected to be outstanding; the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturity interest rate with the term consistent with the expected life of the option, and stock volatility is based on historical volatility of the Company’s stock. Each grant’s dividend yield is calculated by annualizing the year-to-date cash dividend and dividing that amount by the market price of the Company’s common stock as of grant date.
The total stock options outstanding were 239,147 at September 30, 2006 with exercise prices ranging between $6.84 and $15.05 and expiration dates between December 26, 2006 and September 11, 2016. All options are granted at market value as of date of grant.
Note 4: Securities available for sale
Investment securities available for sale include $4,756,000 in mortgage-backed securities at September 30, 2006. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from Federal Home Loan Bank of Seattle. Investment securities available for sale also include the AMF Ultra Short Mortgage Fund (“USM Fund,” formerly the AMF Adjustable Rate Mortgage Fund or ARM Fund) with a fair market value of $14,823,000 at September 30, 2006.

Securities with unrealized losses at September 30, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
US agencies	$—	$—	$6,453	$(53)	$6,453	$(53)
State and political subdivisions	477	(2)	3,962	(57)	4,439	(59)
Mortgage-backed securities	—	—	4,515	(153)	4,515	(153)
AMF Ultra Short Mortgage Fund	—	—	14,823	(383)	14,823	(383)

Total temporarily impaired	$477	$(2)	$29,753	$(646)	$30,230	$(648)

At September 30, 2006, securities with unrealized losses have an aggregate depreciation of 2.1 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, and are expected to regain the lost value with stable or declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability and intent to hold these securities until maturity or for the foreseeable future.
The net asset value (“NAV”) of the USM Fund has declined with recent increases in short term interest rates. With respect to the USM Fund investment, the historical performance of the fund shows that as interest rates slow their rate of ascent, are stable, or as rates decline, the fund recovers its value (that is, the degree of impairment reverses) through increases in its market NAV. Management expects the USM Fund to recover value following a decline due to a rising interest rate environment once rates stabilize and the underlying adjustable rate mortgages reprice to market. The NAV of the USM Fund was $9.69 at December 31, 2005 and fell to $9.65 at June 30, 2006. During the quarter ended September 30, 2006, the interest rates stabilized and long term rates declined slightly, thus impacting the USM Fund’s NAV positively, which increased to $9.69 at September 30, 2006. The Company has the ability and intent to hold the investment for a sufficient period of time for any anticipated recovery in fair value.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows:

	Three months ended September 30,
(in thousands, except share and per share data):	2006	2005
Income (numerator):
Net income	$517	$201

Income (denominator):
Weighted average number of common stock shares outstanding - basic	2,011,002	1,999,487
Dilutive effect of outstanding employee and director stock options	41,711	56,687
Weighted average number of common stock shares outstanding and assumed conversion – diluted	2,052,713	2,056,174

Basic earnings per share of common stock	$0.26	$0.10
Diluted earnings per share of common stock	$0.25	$0.10

	Nine months ended September 30,
(in thousands, except share and per share data):	2006	2005
Income (numerator):
Net income	$1,226	$714

Income (denominator):
Weighted average number of common stock shares outstanding - basic	2,007,153	1,998,206
Dilutive effect of outstanding employee and director stock options	33,454	44,854
Weighted average number of common stock shares outstanding and assumed conversion – diluted	2,040,607	2,043,060

Basic earnings per share of common stock	$0.61	$0.36
Diluted earnings per share of common stock	$0.60	$0.35
In the calculation of dilutive earnings per share, 38,500 options were considered anti-dilutive for the three and nine months ended September 30, 2006.
Note 6: Retirement Benefits
The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15 percent of gross salary per month. For the first 6 percent, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20 percent after two years of employment, and such contributions are 100 percent vested with five years of employment. The Company’s contributions to the plan for the quarters ended September 30, 2006 and 2005 were $91,000 and $87,000, respectively. Contributions to the plan for the first nine months of 2006 were $270,000 and $242,000 for the same period in 2005.
The Company also participates in multiple-employer defined benefit postretirement health care plans that provide medical and dental coverage to directors and surviving spouses and to employees who retire after age 62 and 15 years of full-time service and their dependents. Effective January 1, 2005, new medical plans and a new dental plan were implemented, and a separate vision plan, previously included as part of the former medical plans, was added. Under the new plans, employees reimburse the Company for a portion of the premiums. The medical, dental, and vision plans are nonfunded.
Components of net periodic benefit cost:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Service cost	$41	$22	$123	$66
Interest cost	28	23	84	69
Amortization of transition obligation	—	10	—	30
Amortization of prior service cost	(1)	—	(4)	—
Recognized actuarial (gain) loss	8	0	24	0

Net periodic benefit cost	$76	$55	$227	$165

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Bank’s results of operations primarily depend on net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. The Bank’s operating results are also affected by loan fees, service charges on deposit accounts, net merchant credit card processing fees, gains (losses) from sales of investments, and other noninterest income. Operating expenses of the Bank include employee compensation and benefits, occupancy and equipment costs, data processing costs, professional fees, marketing, state and local taxes, federal deposit insurance premiums and other administrative expenses.
The Bank’s results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates and real estate values. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory and taxing authorities.
The following discussion contains a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended September 30, 2006. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2005 and to the previous year ended December 31, 2005. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
RESULTS OF OPERATIONS
Net Income
Three months and nine months ended September 30, 2006 and 2005
For the third quarter of 2006, the Company reported net income of $517,000 compared to $201,000 for the third quarter of 2005, an increase of 157.21 percent. The primary reason for the increase in net income was higher net interest income due to growth in average interest-bearing assets. For the third quarter of 2006, average interest-bearing assets increased by approximately $77,000,000, as compared with the same quarter in the prior year. This increase was offset by higher provision for loan losses expense of $230,000 for the third quarter of 2006, as compared to $144,000 in the third quarter of 2005 and higher noninterest expense.
Basic and diluted earnings per common share for the third quarter of 2006 were $0.26 and $0.25, respectively, compared with $0.10 and $0.10, respectively, for the same period one year ago.
For the third quarter of 2006, return on average common equity and return on average assets was 11.11 percent and 0.69 percent respectively, compared to 4.55 percent and .36 percent, respectively, for the same period one year ago.
For the first nine months of 2006, net income was $1,226,000, compared with $714,000 for the first nine months of 2005, an increase of 71.71 percent. Basic and diluted earnings per common share were $0.61 and $0.60, respectively, for the first nine months of 2006 and $0.36 and $0.35, respectively, for the same period in 2005. Return on average assets was 0.60 percent for 2006 and 0.45 percent for 2005. Return on average common equity was 9.08 percent for the first nine months of 2006 and 5.43 percent for the same period of 2005. Additional analysis of financial components is contained in the discussion that follows. Unless otherwise stated, comparisons are between the third quarter 2006 and 2005.
Net Interest Income and Net Interest Margin
The Company’s principal source of earnings is net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. Several factors can contribute to changes in net interest income, such as changes in average balances or in the rates on earning assets and rates paid for interest-bearing liabilities, the level of noninterest-bearing deposits, and the level of nonaccrual loans.
Net interest income before the provision for loan losses was $3,258,000 for the third quarter of 2006, compared to $2,608,000 for the same period in 2005, an increase of 24.92 percent. Average interest earning assets increased approximately $77,000,000, or 37.75 percent for the three months ended September 30, 2006 as compared with the third quarter of 2005. Partially offsetting the increase in average interest-bearing assets was an increase of approximately $72,900,000, or 49.59% in average interest-bearing liabilities for the quarter ended September 30, 2006, compared to the same period in the prior year.
Net interest income before the provision for loan losses was $9,040,000 for the first nine months of 2006, compared with $7,567,000 for the first nine months of 2005, an increase of 19.47 percent. Average interest earning assets increased approximately $58,500,000, or 29.32 percent for the nine months ended September 30, 2006. Partially offsetting the increase in average interest-bearing assets was an increase of approximately $57,500,000, or 40.74% in average interest-bearing liabilities for the nine months ended September 30, 2006, compared to the same period in the prior year.
The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 4.72 percent for the first nine months of 2006 compared to 5.11 percent for the same period one year ago. The weighted average yield on interest earning assets was 7.61 percent for the first nine months of 2006 compared to 6.73 percent during the first nine months of 2005. Interest expense as a percentage of average earning assets was 2.90 percent for the first nine months of 2006, compared to 1.62 percent during the same period in 2005. In the fourth quarter of 2005 and the first quarter of 2006, the Company purchased $19,635,000 in 1-4 family loans from a mortgage broker. The Company acquired brokered deposits and advances from the Federal Home Loan Bank to fund the purchased loans. These transactions caused funding costs to increase and decreased the Company’s net interest margin while increasing net interest income. The brokered deposit transactions account for the majority of the Company’s time deposit growth, rising approximately $28,100,000, or 48.86 percent for the nine month period ended September 30, 2006 as compared with the same period in 2005; this increased the cost of these funds by 156 basis points to 4.37 percent for the nine months ended September 30, 2006.
Yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries are reviewed on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The following table shows the reconciliation between net interest income and the taxable-equivalent net interest income as of September 30, 2006 and September 30, 2005:

	Three Months Ended		Year to Date
	September 30,		September 30,
(in thousands, except ratio data)	2006	2005	2006	2005
Net Interest Margin
Interest income (GAAP)	$5,540	$3,513	$14,627	$9,979
Taxable-equivalent adjustment:
Loans	3	3	9	9
Investments	17	18	53	47

Interest income — FTE	5,560	3,534	14,689	10,035
Interest expense (GAAP)	2,282	905	5,587	2,412

Net interest income — FTE	$3,278	$2,629	$9,102	$7,623

Net interest income - (GAAP)	$3,258	$2,608	$9,040	$7,567

Average interest earning assets	$280,791	$203,835	$257,933	$199,450
Net interest margin (GAAP)	4.60%	5.08%	4.69%	5.07%
Net interest margin — FTE	4.63%	5.12%	4.72%	5.11%

Interest income for the three months ended September 30, 2006 was $5,540,000 compared to $3,513,000 for the three months ended September 30, 2005, an increase of $2,027,000 or 57.70 percent. This increase was primarily attributable to an increase in the average loan balance of $82,900,000 and an increase of 63 basis points in the average yield on loans for the third quarter of 2006, ending at 8.37 percent at September 30, 2006.
Interest income for the nine months ended September 30, 2006 was $14,627,000 compared to $9,979,000 for the nine months ended September 30, 2005, an increase of $4,648,000 or 46.58 percent. The increase is due primarily to a rise in average loan balances of $64,900,000 for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005, and an increase of 0.55 percent in the average yield on total loans.
Interest expense for the three months ended September 30, 2006 was $2,282,000 compared to $905,000 for the three months ended September 30, 2005, an increase of $1,377,000 or 152.15 percent. This was largely due to an increase in the average rate paid on interest-bearing liabilities and an increase of $72,800,000 in the average balance of interest-bearing liabilities for the three months ended September 30, 2006, as compared with the same period one year ago. The average rate paid on interest-bearing liabilities increased by 167 basis points for the three months ended September 30, 2006 in comparison with the same period in the prior year. The increase in interest-bearing liabilities is primarily due to a rise in the average borrowings balances of $28,000,000 and an increase in the average time deposit balance of $36,900,000 for the three months ended September 30, 2006 as compared with the three months ended the same period in 2005. The rise in these two balances is mainly due to fulfilling funding needs for the Company’s substantial loan growth.
Interest expense for the nine months ended September 30, 2006 was $5,587,000 compared with $2,412,000 for the same period a year ago, an increase of $3,175,000 or 131.63 percent. This was largely due to an increase in the average rate paid on interest-bearing liabilities and an increase of $57,500,000 in the average balance of interest-bearing liabilities for the nine months ended September 30, 2006, as compared with the same period one year ago. The average rate paid on interest-bearing liabilities increased by 148 basis points for the nine months ended September 30, 2006 in comparison with the same period in the prior year. The increase in interest-bearing liabilities is primarily due to a rise in the average borrowings balances of $25,800,000 and an increase in the average time deposit balance of $28,100,000 for the nine months ended September 30, 2006 as compared with the nine months ended the same period in 2005.
Noninterest Income/Expense
Noninterest income in the third quarter of 2006 was $443,000 compared to $410,000 in the same quarter of 2005, an increase of $33,000 or 0.80 percent. The increase was primarily due to income from bank owned life insurance (“BOLI”), which was purchased in August 2005. Net earnings on BOLI totaled $57,000 in the three months ended September 30, 2006 as compared with $35,000 for the three months ended September 30, 2005. The increase in BOLI income was due to the fact that the asset was purchased in the middle of the third quarter of 2005, earning only two months’ income in 2005, as compared with a full three months’ income earned in the third quarter of 2006. The increase in noninterest income for the third quarter of 2006 as compared to the third quarter of 2005 was also attributable to a $12,000 increase in service charges on deposit accounts primarily due to an increase in NSF fees. The increases in noninterest income was partially offset by a decline in ACH revenue as the Company changed its ACH policy in 2005 to meet the needs of the ACH customers and position itself to attract new ACH customers.
Noninterest income for the nine months ended September 30, 2006 was $1,343,000 compared with $1,280,000 for the same period of 2005, an increase of $63,000 or 0.49 percent. This increase was primarily due to income from BOLI which was $169,000 for the nine months ended September 30, 2006, as compared with $35,000 for the nine months ended September 30, 2005. As the asset was purchased in August of 2005, earnings for the period ended September 30, 2005 only included two months’ income, compared to year-to-date 2006 included a full nine months’ income. Other commissions and fees also increased noninterest income approximately $25,000 due to a rise in investment service commission income. This increase in noninterest income was partially offset by a decrease in service charges on deposit accounts of approximately $74,000 due to a change in the Company’s ACH policy as the Company changed its ACH policy in 2005 to meet the needs of the ACH customers and position itself to attract new ACH customers.
Noninterest expense was $2,719,000 in the third quarter of 2006, compared to $2,598,000 in the same quarter of 2005, an increase of $121,000, or 4.66 percent. The increase was due primarily to a $79,000 rise in salaries and benefits expense for the third quarter of 2006 as compared with the same quarter of 2005, resulting from branch network expansions which increased the number of full time equivalent employees (“FTE”) by approximately 5 FTE from September 30, 2005 to September 30, 2006. State revenue and sales tax expense increased $28,000 for the third quarter of 2006 as compared with the third quarter of 2005 due to an increase in total revenue. Data processing increased approximately $26,000 for the three months ended September 30, 2006, as compared with the three months ended September 30, 2005 due to an increase in contract fees paid for data processing services in 2006. Professional fees for the third quarter of 2006 increased by $18,000 over the same period in 2005 due loan growth during 2006, which increased the Company’s loan legal fees; this increase was mostly offset by a decrease in accounting fees. The increases in noninterest expense for the third quarter of 2006 were partially offset by a reduction in occupancy expense of $31,000 for the quarter ended September 30, 2006 as compared to the same quarter of 2005.
Noninterest expense increased for the nine months ended September 30, 2006, ending at $8,061,000 compared with $7,499,000 for the same period of 2005, an increase of $562,000 or 7.49 percent. The increase was primarily due to a rise of $424,000 in salaries and benefits expense for the nine months ended September 30, 2006 as compared with the same period in 2005, as the Company added staffing due to growth and branch expansions in 2005. Other noninterest expense grew $102,000 for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. This increase was mainly due stock option compensation expense of $95,000 for the nine months ended September 30, 2006 related to the implementation of SFAS 123R on January 1, 2006. Occupancy expense increased by $39,000 for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005, due to increased rent expense for the Third and Seneca office, which opened in June of 2005. These increases were offset slightly by a decline in professional fees of $67,000 for the nine months ended September 30, 2006, as compared with the same period in 2005, as in 2005 the Company incurred additional costs for a state audit and engaged outside consultants to assist in complying with Section 404 of the Sarbanes-Oxley Act of 2002, which, at the time, the Company believed would apply in 2006. The Company expects the cost of complying with Section 404 of Sarbanes-Oxley to increase again in the year it applies.
Income tax expense
The Company recognized income tax expense of $235,000 during the third quarter of 2006, up 213.33 percent from $75,000 in the same quarter of 2005. Income tax expense for the nine months ended September 30, 2006 was $518,000, compared to $343,000 for the same period of 2005, an increase of $175,000 or 51.02 percent. The effective tax rate for nine months ended September 30, 2006 was 29.70 percent as compared to 32.45 percent for the same period in 2005. The decrease in the effective tax rate is due primarily to the income received from non-taxable bank owned life insurance.
Provision and Allowance for Loan Losses
Included in the results of operations for the quarters ending September 30, 2006 and 2005 is expense of $230,000 and $144,000, respectively, related to the provision for loan losses. The provision for loan losses for the nine months ended September 30, 2006 was $578,000 compared to $291,000 for the same period of 2005. This increase in the provision is due largely to a change in the loan portfolio mix, as a result of loan growth.
At September 30, 2006, the allowance for loan losses was $2,631,000 compared to $2,056,000 at December 31, 2005. The ratio of the allowance to total loans outstanding was 1.04 percent at September 30, 2006, and 1.09 percent at December 31, 2005.
Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at September 30, 2006, there can be no assurance that such losses will not exceed estimated amounts.
While management is encouraged by recent trends and the current health of the national and regional economy, local economic conditions could still adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in problem assets, delinquencies, and losses on loans.

FINANCIAL CONDITION
Loans
At September 30, 2006, loans totaled $253,279,000 compared to $189,188,000 at December 31, 2005, an increase of $64,091,000 or 33.88 percent and compared with $165,091,000 at September 30, 2005, an increase of $88,188,000 or 53.42 percent.
At September 30, 2006, the Bank had $164,383,000 in loans secured by real estate, which includes loans primarily for a commercial purpose, secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.
The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of September 30, 2006 and December 31, 2005:
Types of Loans

	September 30,	December 31,
(in thousands)	2006	2005
Commercial	$71,946	$61,921
Real estate:
Commercial	100,145	76,902
Construction	28,283	6,953
Residential 1-4 family*	35,955	28,195
Consumer and other	16,950	15,217

Total	$253,279	$189,188

*	Residential 1-4 family includes loans purchased from a mortgage broker of $5,753,000 in the first quarter of 2006 and $13,882,000 in the fourth quarter of 2005.
Allocation of the Allowance for Loan Losses
In the following table, the allowance for loan losses at September 30, 2006 and December 31, 2005 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations.

	September 30,	% of loans in	December 31,	% of loans in
	2006	each category	2005	each category
(in thousands)	Amount	to total loans	Amount	to Total Loans
Commercial	$1,133	28%	$987	33%
Real estate:
Commercial	866	40	651	40
Construction	245	11	72	4
Residential 1-4 family	129	14	106	15
Consumer and other	258	7	240	8

Total	$2,631	100%	$2,056	100%

% of Loan portfolio	1.04%		1.09%

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

	Nine months ended	Nine months ended
(in thousands)	September 30, 2006	September 30, 2005
Beginning Balance	$2,056	$1,887

Chargeoffs
Commercial	—	252
Real estate:
Commercial	—	1
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	19	23

Total chargeoffs	$19	$276

Recoveries
Commercial	$8	$17
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	8	12

Total Recoveries	$16	$29

Net chargeoffs/(recoveries)	$3	$247

Provision	578	291
Ending balance	$2,631	$1,931

Investments
At September 30, 2006, investments totaled $32,022,000, a decrease of $1,528,000 or 4.55 percent from $33,550,000 at December 31, 2005. The decrease in investments was primarily due to maturities and prepayments of securities.
For more information regarding securities, see Note 4, “Securities Available for Sale” to the unaudited consolidated financial statements.
Deposits
At September 30, 2006, total deposits were $235,034,000, compared to $199,890,000 at December 31, 2005. This represents a 17.58 percent increase from December 31, 2005. Non-interest-bearing deposits totaled $54,647,000 at September 30, 2006 compared to $64,635,000 at December 31, 2005, a decrease of $9,988,000 or 15.45 percent, partially due to a seasonally high in-flow of dollars on December 31, 2005. Interest-bearing deposits totaled $180,387,000 at September 30, 2006, compared to $135,255,000 at December 31, 2005, an increase of $45,132,000 or 33.37 percent.
Borrowings and Junior Subordinated Debt
At September 30, 2006, the Bank’s Federal Home Loan Bank borrowings were $46,721,000 compared to $23,849,000 at December 31, 2005. This represents a 95.90 percent increase from December 31, 2005 and is primarily due to the use of advances to fund internal loan growth and purchases of loans totaling approximately $5,800,000 from a mortgage broker in the first quarter of 2006.
At September 30, 2006 and December 31, 2005 the Company had junior subordinated debt totaling $5,000,000.
For discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 8, “Borrowings and Junior Subordinated Debt” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2005.
Stockholders’ Equity and Capital Resources
Stockholders’ equity totaled $18,843,000 at September 30, 2006, an increase of $1,107,000 or 6.24 percent over December 31, 2005. Current net earnings were $1,226,000 and dividends paid were $361,000 for the nine months ended September 30, 2006. The change in unrealized losses on securities available for sale, net of deferred taxes, increased stockholders’ equity by $29,000. Equity increased by $95,000 in surplus due to the recognition of stock option compensation costs as a result of the adoption of SFAS 123R, and by $118,000 in surplus from the exercise of 10,535 stock options in the second quarter of 2006.
Book value per share was $9.37 at September 30, 2006 compared to $8.87 at December 31, 2005. Book value per share is calculated by dividing total equity by total shares outstanding.
The following table displays the capital ratios at September 30, 2006 and December 31, 2005 for the Company and the Bank. As the table illustrates, the capital ratios exceed those required to be considered well-capitalized.

					Minimum to Be
					Well Capitalized
			Minimum for		Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(in thousands, except ratio data)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2006
Total capital (to risk-weighted assets)
Consolidated	$26,649	10.01%	$21,297	8.00%	N/A	N/A
Bank	26,331	10.10	20,862	8.00	$26,077	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	24,018	9.02	10,648	4.00	N/A	N/A
Bank	23,700	9.09	10,431	4.00	15,646	6.00
Tier 1 capital (to average assets) (1)
Consolidated	24,018	8.14	11,808	4.00	N/A	N/A
Bank	23,700	8.03	11,808	4.00	14,761	5.00
December 31, 2005
Total capital (to risk-weighted assets)
Consolidated	$24,997	12.55%	$15,939	8.00%	N/A	N/A
Bank	24,626	12.39	15,898	8.00	$19,873	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	22,941	11.51	7,953	4.00	N/A	N/A
Bank	22,570	11.36	7,949	4.00	11,924	6.00
Tier 1 capital (to average assets) (1)
Consolidated	22,941	10.25	8,952	4.00	N/A	N/A
Bank	22,570	10.10	8,935	4.00	11,169	5.00

(1)	Also referred to as the leverage ratio

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
At September 30, 2006, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $79,754,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.
For additional information regarding off-balance sheet items, refer to Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2005.
The following table summarizes the Company’s significant contractual obligations and commitments at September 30, 2006:

	Within			After
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Federal Home Loan Bank advances	$26,736	$4,985	$5,000	$10,000	$46,721
Junior subordinated debt	—	—	—	5,000	5,000
Time Deposits	77,756	17,187	4,499	—	99,442
Operating leases	599	920	662	888	3,069
Purchase obligations *	183	—	—	—	183

Total	$105,274	$23,092	$10,161	$15,888	$154,415

*	Purchase obligations include approximately $86,000 and $97,000 for a new telephone system and office remodel, respectively, both of which the Company anticipates will be completed in the fourth quarter of 2006.
Liquidity
Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liability management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.
In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. Approximately eleven percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings, and planned cash flows, maturities and sales of investments and loans.
The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended September 30, 2006 and 2005. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The latest available analysis of the potential impact of rate on net interest income is indicated in the tables below.

Net interest income analysis as of September 30, 2006:
     In thousands; rate changes in basis points (bp) = 1/100 of 1%.

	ANNUALIZED DOLLAR CHANGE
IMMEDIATE RATE CHANGE	IN NET INTEREST INCOME	PERCENT CHANGE
+200bp	816	7.02
+100bp	425	3.66
+ 50bp	213	1.83
- 50bp	(201)	(1.73)
-100bp	(402)	(3.45)
-200bp	(804)	(6.91)
The table above indicates, for example, that the estimated effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by an estimated 3.66 percent or approximately $425,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 3.45 percent or approximately $402,000.
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
ITEM 4. CONTROLS AND PROCEDURES
Gordon D. Browning began his role as the Company’s Chief Financial Officer on September 11, 2006. Prior to his start date, Mr. Browning spent time with the Company’s Chief Executive and former Interim Chief Financial Officer to become familiar with the Company’s processes. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2006. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.
We have not experienced any significant difficulties to date during the transition to a new Chief Financial Officer. Except as referred to above, there were no significant changes to the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of those internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.
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
Dated: November 10, 2006
EVERGREENBANCORP, INC.

/s/ Gordon D. Browning Gordon D. Browning
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)