Form 10-K
period 2006-12-31
EVERGREENBANCORP INC
filed 2007-03-15
CIK 1143566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐     Accelerated filer      Non-accelerated filer ☑

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates, based on the closing price as quoted on the OTC Bulletin Board at June 30, 2006 (the last business day of the most recent second fiscal quarter), was $29,159,529.

The number of shares outstanding of the registrant’s no par value common stock as of March 14, 2007 was 2,353,262 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders (Part III, Items 10-14).

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

EvergreenBancorp, Inc.

EvergreenBancorp, Inc. is a bank holding company organized under the laws of the State of Washington. Bancorp was formed in 2001 pursuant to the reorganization of EvergreenBank (“the Bank”), whereby the Bank became a wholly owned subsidiary of Bancorp. This tax-free reorganization resulted in a share-for-share exchange of stock whereby stockholders of the Bank became stockholders of Bancorp. The bank holding company structure provides flexibility for financing and growth, as well as for acquiring or establishing other banking operations or businesses related to banking. For example, in May 2002 and November 2006, Bancorp formed EvergreenBancorp Capital Trust I (“Trust I”) and EvergreenBancorp Statutory Trust II (“Trust II”), respectively, to raise capital through trust preferred securities offerings. This could not have been accomplished without the bank holding company structure. Bancorp and Bank are collectively referred to herein as “the Company.” The terms “we,” “us,” and “our” refer to Bancorp, Bank, Trust I, or Trust II where applicable.

The Company remains committed to community banking and intends to remain community-focused. In 2006, the Bank continued to conduct its banking business in substantially the same manner as in prior years. In addition to growing the Company organically, the Company continues to look for possible acquisition opportunities that can offer both compatibility of business operations and enhanced shareholder value. In order to fund this growth, in the fourth quarter of 2006, the Company sold 310,547 common shares of the Company in a secondary offering increasing capital by $4,547,000, net of offering costs. The Board’s philosophies and overall structure remain unchanged.

The Company’s consolidated net income for 2006 was $1,819,000, or $0.89 per basic share ($0.88 per diluted share), and its consolidated equity at December 31, 2006 was $23,819,000, with 2,353,262 common shares outstanding and a book value of $10.12 per share. At December 31, 2006, the Company had total consolidated assets of approximately $343,520,000, loans of approximately $292,449,000, and deposits of approximately $256,435,000. For more information regarding the Company’s financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” of this 10-K report.

EvergreenBank

EvergreenBank is a Washington chartered commercial bank organized in 1971 under the name Teachers State Bank with its main office at 301 Eastlake Avenue East in Seattle (“Eastlake” office). Initially, the primary business focus of the Bank was offering products and services to credit unions and their members. Over the years, the focus of the Bank gradually evolved to offering products and services more typical of those offered by a traditional community bank — consumer and commercial lending and deposits. To reflect this, and to clarify for potential customers that the Bank’s products and services were not limited to “teachers,” the Bank changed its name in 1980 to “EvergreenBank.” Since 1993, the Bank has opened five additional offices located in Lynnwood, Bellevue, Federal Way, and Seattle. The Bank now focuses on general commercial banking business, offering commercial banking services to small and medium-sized businesses, professionals, and retail customers in its market area.

Market

The Bank’s primary market area consists of King, Pierce, and Snohomish counties in western Washington. The Bank began its operations in 1971 from its Eastlake office location in Seattle and has since expanded its market with the addition of five offices since 1993 within a 25-mile radius of Seattle.

Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts, health savings accounts, and money market accounts. Loans include commercial, real estate construction and development, installment and consumer loans, and residential real estate. Other products and services include merchant credit card processing, cash management services, electronic funds transfers, and electronic tax payment. The Bank also offers 24-hour telephone banking, an ATM network, as well as Internet banking and bill paying services.

Competition

Commercial banking in the state of Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Washington is dominated by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Key Bank, Bank of America, and Washington Mutual Bank, which together account for approximately 60 percent of the total commercial and savings bank deposits in Washington. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank. In addition, the Bank has experienced competition for both deposits and loans from “non-bank” financial service providers, such as brokerage firms, captive automobile financing and equipment leasing companies.

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

Employees

On December 31, 2006, the Bank employed 68 full-time employees. Employees are not represented by any collective bargaining agreement. Management considers its relations with employees to be good.

EvergreenBancorp Capital Trust I

On May 23, 2002, Bancorp completed an issuance of $5 million in trust preferred securities through a newly formed special purpose business trust, EvergreenBancorp Capital Trust I. The securities were sold in a private placement pursuant to an exemption from registration under the Securities Act of 1933, as amended.

Under the terms of the transaction, the trust preferred securities have a maturity of 30 years and the holders are entitled to receive cumulative cash distributions on a quarterly basis at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.50 percent. The securities are not redeemable until 2007 except in the event of certain special redemption events. Most of the proceeds from the sale of the securities were contributed to the Bank as Tier 1 capital to support lending and other operations. In May 2007, the junior subordinated debentures are callable. In the second quarter of 2007, the Company intends to call those junior subordinated debentures and concurrent with this redeem the trust preferred securities issued to the public. Concurrent with this transaction, the Company intends to issue $5 million in new trust preferred securities.

EvergreenBancorp Statutory Trust II

On November 22, 2006, Bancorp completed an issuance of $7 million in trust preferred securities through a newly formed special purpose business trust, EvergreenBancorp Statutory Trust II. The securities were sold in a private placement pursuant to an exemption from registration under the Securities Act of 1933, as amended.

Under the terms of the transaction, the trust preferred securities have a maturity of 30 years and the holders are entitled to receive cumulative cash distributions on a quarterly basis at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 1.70 percent. The securities are not redeemable until 2011 except in the event of certain special redemption events. The proceeds from the sale of the securities were contributed to the Bank as Tier 1 capital to support lending and other operations.

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

Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor (in some instances up to $250,000 per deposit account, depending on the ownership category of the account) through the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (“the FDIC”). The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Under the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund will be merged with the Savings Association Insurance Fund into a new Deposit Insurance Fund, and the maximum deposit insurance amounts will be subject to inflation adjustments every five years, commencing April, 2010.

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

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (“the Act”) addresses corporate and accounting fraud. The Act established a new accounting oversight board to enforce auditing standards and restricted the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (1) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (“the SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

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

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999.  The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions, and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumer information, and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

Our business exposes us to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition, and future results.

• Fluctuating interest rates can adversely affect our profitability

Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. We cannot make assurances that we can minimize our interest rate risk. In addition, interest rates also affect the amount of money we can lend. When interest rates rise, the cost of borrowing also increases. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business and prospects. We assess rate risk by various means including analysis of financial data and by modeling the impact of rate changes on financial performance. Current information suggests that the Company is “asset-sensitive,” suggesting that rising interest rates may tend to increase net interest income and improve profits, and that falling interest rates would have the opposite effect. See page 32 for further discussion and analysis of interest rate risk.

• Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings

We maintain an allowance for loan losses in an amount that we believe is adequate to provide for probable incurred losses in the portfolio. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance. Furthermore, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

• Our loan portfolio contains a high percentage of commercial and commercial real estate loans in relation to our total loans and total assets

Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in: a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Loans” for further discussion of the loan portfolio.

• An economic downturn in the market area we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio

The inability of borrowers to repay loans can erode our earnings. Substantially all of our loans are to businesses and individuals in the Seattle, Bellevue, Lynnwood, and Federal Way communities, and any decline in the economy of this market area could impact us adversely. As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment.

• Competition in our market area may limit our future success

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

• There is not significant trading activity of our shares, which could result in price volatility

Our shares are traded on the OTC Bulletin Board under the symbol “EVGG.” There is not what would be characterized as an active trading market for the shares, and trading volume is not substantial. Accordingly, the trading price of our shares may be more susceptible to fluctuation, for example in the event of a transaction involving a significant block of shares, than a stock that was more actively traded. There can be no assurance that an active and liquid market for our common stock will develop. Accordingly, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

• We would be adversely affected if we lost the services of key personnel

We depend upon the services of Gerald Hatler, our President and CEO, and the experienced management he has assembled. The loss of Mr. Hatler in particular, if not replaced shortly with an equally competent person, could disrupt our operations and have an adverse effect on us. If Mr. Hatler were to die, EvergreenBank has a bank owned life insurance policy that would provide approximately $794,000. The proceeds from this death benefit could be used to mitigate costs that we may incur in locating and hiring a replacement.

Our business success is also dependent upon our ability to continue to attract, hire, motivate and retain skilled personnel to develop our customer relationships, as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

• There are restrictions on changes in control of the Company that could decrease our shareholders’ chance to realize a premium on their shares

As a Washington corporation, we are subject to various provisions of the Washington Business Corporation Act that impose restrictions on certain takeover offers and business combinations, such as combinations with interested shareholders and share repurchases from certain shareholders. Provisions in our Articles of Incorporation requiring a staggered Board and/or containing fairness provisions could have the effect of hindering, delaying or preventing a takeover bid. These provisions may inhibit takeover bids and could decrease the chance of shareholders realizing a premium over market price for their shares as a result of the takeover bid.

Item 1B.	Unresolved Staff Comments

There were no unresolved staff comments from the Securities and Exchange Commission as of December 31, 2006.

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

The Company leases premises and parking facilities for the Eastlake and Lynnwood offices from PEMCO Mutual Insurance Company, under leases expiring from March 31, 2007 to October 31, 2009. The Company leases the Federal Way, South Lake Union, Bellevue and downtown Seattle premises from other parties and those leases expire June 30, 2008, August 31, 2009, May 31, 2011, and April 30, 2015, respectively. In January 2007, the lease for the downtown Seattle office was amended to include additional office space. See Note 14 “Leases” to the consolidated financial statements.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Bancorp’s common stock is traded on the OTC Bulletin Board under the symbol “EVGG.” As of March 8, 2007, there were 673 holders of record of Bancorp’s common stock, and an estimated 418 holders of its stock in “street name” by brokerage firms.

The table below shows, for the periods indicated, the reported high and low closing sale prices and cash dividends paid (adjusted to reflect the four-for-three stock split in October 2005).

	2006			2005
	Cash			Cash
	Dividend	High	Low	Dividend	High	Low

First Quarter	0.06	14.15	13.29	0.056	13.09	12.11
Second Quarter	0.06	16.25	13.99	0.056	14.07	11.80
Third Quarter	0.06	17.00	14.95	0.056	14.68	13.07
Fourth Quarter	0.07	15.88	14.50	0.060	16.93	13.49

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors from time to time and paid out of funds legally available. Because the Company’s consolidated net income consists largely of the net income of the Bank, Bancorp’s ability to pay dividends depends upon its receipt of dividends from the Bank. The Bank’s ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation — Dividends” in Part I. The declaration of dividends by Bancorp is discretionary and depends on the Bank’s and Bancorp’s earnings and financial condition, regulatory limitations, tax considerations, and other factors. While the Board of Directors expects to continue to declare dividends, there can be no assurance that dividends will be paid in the future.

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

No shares of common stock were repurchased by Bancorp during the fourth quarter of 2006.

Equity Compensation Plan Information

The Company’s Second Amended 2000 Stock Option and Equity Compensation Plan (the “Second Amended 2000 Plan”) was approved by the shareholders and provides for the issuance of the Company’s common stock to officers, certain employees, directors and consultants. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the plan as of December 31, 2006:

(c)
	(a)	(b)	Number of Shares Remaining
	Number of Shares to be	Weighted-Average	Available for Future Issuance
	Issued upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Shares
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders(1)	207,434	$10.37	47,243
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	207,434	$10.37	47,243

(1)	Amounts have been adjusted to reflect all applicable stock splits and dividends paid on the Company’s common stock.

Item 6.	Selected Consolidated Financial Data

	2006	2005	2004	2003	2002
	(In thousands, except per share and ratio data)

INCOME STATEMENT DATA
Net interest income	$12,535	$10,263	$9,102	$8,200	$8,337
Provision for loan losses	810	423	321	233	330
Noninterest income	1,828	1,693	1,709	1,755	1,537
Noninterest expense	10,950	10,150	8,602	8,196	7,521
Net income	1,819	966	1,282	1,036	1,343

PER SHARE DATA(1)
Earnings per common share	$0.89	$0.48	$0.64	$0.52	$0.68
Diluted earnings per common share	0.88	0.47	0.63	0.52	0.68
Dividends declared per common share	0.250	0.228	0.192	0.185	0.086

BALANCE SHEET DATA
Total loans	$292,449	$189,188	$159,656	$138,468	$121,509
Allowance for loan losses	2,784	2,056	1,887	1,636	1,690
Real estate owned	—	—	—	2,659	—
Total assets	343,520	249,192	209,630	194,556	169,926
Total deposits	256,435	199,890	173,801	152,683	132,174
Total long-term debt	59,022	28,849	16,067	20,381	16,783
Stockholders’ equity	23,819	17,736	17,485	16,583	15,960

SELECTED FINANCIAL RATIOS
Return on average assets	0.64%	0.45%	0.66%	0.60%	0.82%
Return on average equity	9.55	5.51	7.58	6.42	8.84
Dividend payout ratio	27.60	47.31	29.80	35.33	12.51
Average equity to average assets	6.67	8.16	8.71	9.29	9.31
Net interest margin (tax equivalent)(2)	4.67	5.14	5.02	5.02	5.48
Allowance for loan losses to total loans at the end of year	0.95	1.09	1.18	1.18	1.39
Nonperforming loans to total loans at the end of year(3)	0.17	0.61	0.14	0.46	0.66
Net loans charged off to average total loans	0.03	0.16	0.05	0.24	0.11

(1)	All per share amounts have been adjusted to reflect all applicable stock splits and dividends paid on the Company’s common stock.

(2)	Net interest margin (tax-equivalent) is a non-GAAP disclosure. Please see page 21 for further discussion.

(3)	Nonperforming loans include nonaccrual loans, and other loans 90 days or more past due.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

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

Temporary Decline in Fair Value of Securities.  Under current accounting rules, declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining whether an unrealized loss is considered other-than-temporary, management considers: (1) the length of time and extent that fair value has been less than cost; (2) the financial condition and near term prospects of the issuer; and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair values. In management’s view, the decline in market value of the securities that were below amortized cost at December 31, 2006 does not represent other-than-temporary impairment, and thus no loss was recognized on the income statement. Additional information regarding these securities can be found in Note 3, “Securities” to the notes to consolidated financial statements.

Overview

The profitability of the Company’s operations depends primarily on the net interest income from its banking operations and investment activities, the provision for losses on loans, noninterest income, noninterest expense, and income tax expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income includes service charges on deposit accounts, net merchant credit card processing fees, gains from sales of loans and investment securities, and other fees and commissions. Noninterest expense includes operating costs such as salaries and employee benefits, occupancy and equipment, data processing, professional fees, marketing, state and local taxes, and other administrative expense.

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

The regional economy continued to be very strong in 2006, despite a continuation in the first half of the year of the Federal Reserve-driven increases in short-term interest rates that began in 2004. In particular, the real estate market was very strong. Unlike many areas of the country, the real estate market appeared to be driven more by strong fundamental economic growth than by the speculation many areas of the country experienced. Job growth in the Puget Sound region, the Company’s primary market area, was well above that of the nation overall in 2006. Loan totals during 2006 increased significantly as a result of favorable loan demand, plus the benefits of an increased number of office locations and qualified lending personnel. By the end of 2006, loan totals had reached $292,449,000, up $103,261,000 or 54.58 percent over the prior year-end and deposit totals increased $56,545,000, up 28.29 percent, and ending 2006 at $256,435,000. The increase in deposit totals in 2006 includes brokered deposits of $52,755,000. The higher interest rate paid on these deposits caused compression in the net interest margin, which decreased to 4.67 percent in 2006 compared to 5.14 percent in 2005. Credit quality was favorable as the ratio of nonperforming loans to total loans decreased to 0.17 percent at year end 2006, as compared with 0.61 percent at the end of 2005. Net income increased 88.30 percent to $1,819,000 or $0.88 per diluted share, compared to $966,000 or $0.47 per diluted share. The main reason for the increase in profits was a significant increase in interest income on loans, partially offset by an increase in interest paid on deposits.

Capital activities in 2006 included quarterly cash dividends paid in February, May, August, and November. The Company also raised an additional $4,547,000, net of offering costs, in capital through a secondary offering of common stock to support current and future growth. A Trust Preferred stock offering was completed in November 2006 adding capital of $7,000,000 to the Bank. Capital ratios remain strong with the equity-to-assets ratio at 6.93 percent at December 31, 2006.

Results of Operations 2006 Compared to 2005

The Company’s 2006 net income was $1,819,000 compared to $966,000 in 2005, an increase of 88.30 percent. Basic and diluted earnings per share for 2006 were $0.89 and $0.88, respectively, compared to $0.48 and $0.47 for 2005. Return on average assets was 0.64 percent for 2006 and 0.45 percent for 2005. Returns on average common equity were 9.55 percent and 5.51 percent, respectively. The net interest margin (net interest income on a taxable-equivalent basis divided by average earning assets) was 4.67 percent compared to 5.14 percent in 2005.

The results of operations in 2006 reflected higher net interest income: net interest income, which is primarily attributable to the increase was in average loan balances of the loan portfolio and an increase in interest rates. The increase in the average balances of the loan portfolio was centered particularly in real estate loans, which grew $51,032,000, or 57.06 percent year-over-year.

For the year, noninterest income increased 7.97 percent, which was primarily due to increased in earnings from bank owned life insurance (“BOLI”). Operating expenses rose 7.88 percent due in part to growth in the average number of full time equivalent employees (“FTE’s”), increase in premises and equipment expenses associated with the remodel of the Bank’s Lynnwood office and an additional $123,000 of compensation expense recorded in 2006 from the implementation of SFAS No. 123(R).

The table of selected consolidated financial data, which appears on page 14, summarizes the Company’s financial performance for each of the past five years. Additional analysis of financial components is contained in the discussion that follows.

Results of Operations 2005 Compared to 2004

The Company’s 2005 net income was $966,000 compared to $1,282,000 in 2004, a decrease of 24.65 percent. Basic and diluted earnings per share for 2005 were $0.48 and $0.47, respectively, compared to $0.64 and $0.63 for 2004. Return on average assets was 0.45 percent for 2005 and 0.66 percent for 2004. Returns on average common equity were 5.51 percent and 7.58 percent, respectively. The net interest margin (net interest income on a taxable-equivalent basis divided by average earning assets) was 5.14 percent compared to 5.02 percent in 2004.

The results of operations in 2005 reflected higher net interest income primarily due to an increase in average loan balances and higher yields on loan balances.

For the year, noninterest income including gains on sales of loans and investments decreased 0.94 percent. Operating expenses rose 18.00 percent due primarily to the costs associated with the opening of two new offices which resulted in increased salary, occupancy, and depreciation expense.

The table of selected consolidated financial data, which appears on page 14, summarizes the Company’s financial performance for each of the past five years. Additional analysis of financial components is contained in the discussion that follows.

Net Interest Income

The Company’s principal source of earnings is net interest income, which is the difference between interest income, including loan-related fee income, and interest expense. The individual components of net interest income and net interest margin are presented on pages 19 and 20.

2006 Compared to 2005

Net interest income before the provision for loan losses for 2006 was $12,535,000 compared to $10,263,000 in 2005. The 22.14 percent increase was principally due to significant growth in the average balance of the loan portfolio of $74,309,000 from 2005 to 2006. This increase was partially offset by an increase in average interest-bearing deposits, which increased $37,120,000 or 29.42 percent from 2005 to 2006.

Total interest income was $20,786,000 in 2006, compared to $13,712,000 in 2005. This increase of $7,074,000 or 51.59 percent was primarily attributable to a 46.38 percent increase in average loan balances and higher average yields on loans which was 8.26 percent in 2006 as compared with 7.73 percent in 2005.

Total interest expense was $8,251,000 in 2006 compared to $3,449,000 in 2005, an increase of $4,802,000 or 139.23 percent. This increase was due primarily to an increase in the average interest bearing liabilities of $66,290,000 or 46.08 percent. The majority of this increase was due to an increase in brokered deposits and advances from the Federal Home Loan Bank of Seattle (“FHLB”). Brokered deposits totaled $52,755,000 at December 31, 2006; there were no brokered deposits at December 31, 2005. Average rates paid for brokered funds are higher than rates paid on organic deposits, thereby causing the average yield on interest-bearing deposits to increase from 2.00 percent in 2005 to 3.49 percent in 2006. Average total advances from FHLB increased $26,937,000 or 218.10 percent from 2005 to 2006; the average rate paid on advances in 2006 was 5.04 percent as compared with 4.60 percent in 2005.

2005 Compared to 2004

Net interest income before the provision for loan losses for 2005 was $10,263,000 compared to $9,102,000 in 2004. The 12.76 percent increase was principally due to growth in the average balance of the loan portfolio, and partially due to a rise in interest rates, which increased the net interest margin to 5.14 percent in 2005, compared to 5.02 percent in 2004. The expanding net interest margin reflected the net repricing of earning assets and paying liabilities to higher rates.

Total interest income was $13,712,000 in 2005, compared to $11,363,000 in 2004. This increase of $2,349,000 or 20.67 percent was primarily attributable to a 12.65 percent increase in average loan balances, higher rates on variable-rate loans and investments, and new loans funded at higher rates.

Total interest expense was $3,449,000 in 2005 compared to $2,261,000 in 2004, an increase of $1,188,000 or 52.54 percent. This increase was largely due to higher rates on average interest-bearing deposits, and an increase in average interest-bearing deposit balances. The average rate paid on deposits in 2005 was 2.00 percent as compared with 1.33 percent in 2004. Average interest-bearing deposits increased $16,700,000 or 15.26 percent from 2004 to 2005.

Analysis of Average Balances, Net Interest Income, and Net Interest Margin

	Years Ended December 31,
							2006 Over 2005
	2006			2005			Change in
	Average		Yield/	Average		Yield/	Income Due to
	Balance	Interest	Rate	Balance	Interest	Rate	Volume	Rate
	(In thousands)

ASSETS
Loans:
Commercial and financial	$77,446	$7,341	9.48%	$56,551	$4,688	8.29%	$1,911	$742
Real estate	140,465	10,340	7.36	89,433	6,303	7.05	3,745	292
Consumer and other	16,620	1,683	10.13	14,238	1,398	9.82	240	45

Total loans	234,531	19,364	8.26	160,222	12,389	7.73	5,896	1,079
Federal funds sold	1,140	58	5.09	5,350	164	3.06	(175)	69
Interest-bearing deposits in financial institutions	1,782	72	4.04	849	15	1.77	26	30
Investment securities	32,504	1,375	4.23	34,816	1,227	3.52	(86)	234

Total earning assets	269,957	20,869	7.73	201,237	13,795	6.86	5,661	1,413
Cash and due from banks	6,805			8,756
Premises and equipment	2,948			2,942
Other real estate owned	—			—
Accrued interest and other assets	8,301			3,901
Allowance for loan losses	(2,408)			(1,937)

Total assets	$285,603			$214,899

LIABILITIES
Interest-bearing deposits:
Demand deposits	12,427	172	1.38	12,529	21	0.17	—	151
Savings deposits	60,392	1,433	2.37	55,299	777	1.40	77	579
Time deposits	90,471	4,101	4.53	58,342	1,723	2.95	1,206	1,172

Total interest-bearing deposits	163,290	5,706	3.49	126,170	2,521	2.00	1,283	1,902
Federal funds purchased	1,368	75	5.48	323	15	4.65	57	3
Federal Home Loan Bank advances	39,288	1,979	5.04	12,351	568	4.60	1352	59
Junior subordinated debt	6,188	491	7.93	5,000	345	6.90	90	56

Total interest-bearing liabilities	210,134	8,251	3.93	143,844	3,449	2.40	2,782	2,020
Noninterest-bearing deposits	55,000			51,576
Accrued interest and other liabilities	1,423			1,937

Total liabilities	266,557			197,357
Stockholders’ equity	19,046			17,542

Total liabilities and stockholders’ equity	$285,603			$214,899

Interest revenue as a percentage of average earning assets			7.73%			6.86%
Interest expense as a percentage of average earning assets			3.06%			1.71%
Net interest income on a taxable- equivalent basis and net interest margin		$12,618	4.67%		$10,346	5.14%

Changes in income and expense which are not due solely to rate or volume have been allocated proportionately. Average loan balances include nonaccrual loans. Taxable-equivalent adjustments relate to tax-exempt investment securities and loans.

Analysis of Average Balances, Net Interest Income, and Net Interest Margin

	Years Ended December 31,
	2005			2004			2005 Over 2004
	Average		Yield/	Average		Yield/	Change in Income Due to
	Balance	Interest	Rate	Balance	Interest	Rate	Volume	Rate
	(In thousands)

ASSETS
Loans:
Commercial and financial	$56,551	$4,688	8.29%	$62,706	$4,504	7.18%	$(469)	$653
Real estate	89,433	6,303	7.05	66,352	4,456	6.72	1,617	230
Consumer and other	14,238	1,398	9.82	13,170	1,295	9.83	105	(2)

Total loans	160,222	12,389	7.72	142,228	10,255	7.21	1,253	881
Federal funds sold	5,350	164	3.06	3,564	44	1.24	30	90
Interest-bearing deposits in financial institutions	849	15	1.77	962	6	0.62	(1)	10
Investment securities	34,816	1,227	3.52	35,575	1,118	3.14	(26)	135

Total earning assets	201,237	13,795	6.86	182,329	11,423	6.26	1,256	1,116
Cash and due from banks	8,756			7,500
Premises and equipment	2,942			3,402
Other real estate owned	—			330
Accrued interest and other assets	3,901			2,220
Allowance for loan losses	(1,937)			(1,677)

Total assets	$214,899			$194,104

LIABILITIES
Interest-bearing deposits:
Demand deposits	12,529	21	0.17	11,133	12	0.11	2	7
Savings deposits	55,299	777	1.40	49,384	469	0.95	62	246
Time deposits	58,342	1,723	2.95	48,953	972	1.99	212	539

Total interest-bearing deposits	126,170	2,521	2.00	109,470	1,453	1.33	276	792
Federal funds purchased	323	15	4.65	1,715	14	0.83	(19)	20
Federal Home Loan Bank advances	12,351	568	4.60	12,663	541	4.27	(14)	41
Junior subordinated debt	5,000	345	6.90	5,000	253	5.06	—	92

Total interest-bearing liabilities	143,844	3,449	2.40	128,848	2,261	1.75	243	945
Noninterest-bearing deposits	51,576			46,323
Accrued interest and other liabilities	1,937			2,024

Total liabilities	197,357			$177,195
Stockholders’ equity	17,542			16,909

Total liabilities and stockholders’ equity	$214,899			$194,104

Interest revenue as a percentage of average earning assets			6.86%			6.26%
Interest expense as a percentage of average earning assets			1.71%			1.24%
Net interest income on a taxable- equivalent basis and net interest margin		$10,346	5.14%		$9,162	5.02%

Changes in income and expense which are not due solely to rate or volume have been allocated proportionately. Average loan balances include nonaccrual loans. Taxable-equivalent adjustments relate to tax-exempt investment securities and loans.

Yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries are reviewed on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The following table shows the reconciliation between net interest income and the taxable-equivalent net interest income as of December 31, 2006, December 31, 2005, and December 31, 2004:

	December 31,
	2006	2005	2004
	(In thousands)

Net Interest Margin
Interest income (GAAP)	$20,786	$13,712	$11,363
Taxable-equivalent adjustment:
Loans	12	18	12
Investments	71	65	48

Interest income — FTE	20,869	13,795	11,423
Interest expense (GAAP)	8,251	3,449	2,261

Net interest income — FTE	$12,618	$10,346	$9,162

Net interest income — (GAAP)	$12,535	$10,263	$9,102

Average interest earning assets	$269,957	$201,237	$182,329
Net interest margin (GAAP)	4.64%	5.10%	4.99%
Net interest margin — FTE	4.67%	5.14%	5.02%

Provision and Allowance for Loan Losses

The provision for loan losses was $810,000 in 2006 compared to $423,000 and $321,000 for 2005 and 2004, respectively. At December 31, 2006, the allowance for loan losses was $2,784,000, or 0.95 percent of total loans, compared with $2,056,000 or 1.09 percent of total loans December 31, 2005. At December 31, 2005, the allowance for loan losses was $2,056,000, compared to $1,887,000, or 1.18 percent of total loans at December 31, 2004. Nonperforming loans (nonaccrual loans and loans over 90 days past due) to total loans at the end of 2006 were 0.17 percent compared to 0.61 percent at December 31, 2005 and 0.14 percent at December 31, 2004.

The increase in the provision for loan losses in 2006 resulted largely from an increase in the absolute level of credit risk inherent in the Bank’s loan portfolio. Higher overall loan volumes in 2006 compared with 2005 contributed to the increase, while lower loan charge-offs and a decrease in total impaired loans served to reduce the amount of the increase. The increase was further mitigated by a change in the Bank’s portfolio mix. The total volume of real estate secured loans, a loan type that has historically resulted in low loss rates for the Bank, rose during the year, both in absolute dollars and relative to the size of the loan portfolio.

The ratio of the allowance for loan losses to total loans at December 31, 2006 was 0.95 percent as compared with 1.09 percent at year-end 2005. The ratio of the allowance for loan losses to total loans at December 31, 2006 was lower than year-end 2005 primarily due to the a lower level of impaired loans and a change in the Bank’s portfolio mix to greater emphasis on loans with lower historical loss experience rates.

The increase in the provision for loan losses in 2005 as compared to 2004 resulted largely from an increase in loan charge-offs, an increase in nonperforming loans, and changes in loan portfolio composition, as well as an increase in loans. The ratio of the allowance for loan losses to total loans at December 31, 2005 was lower than year-end 2004 primarily because of higher credit quality of new loans, including $13,882,000 of residential real estate loans purchased in the fourth quarter of 2005.

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

Noninterest Income

Noninterest income in 2006, 2005 and 2004 totaled $1,828,000, $1,693,000 and $1,709,000, respectively.

The increase of 7.97 percent in 2006 as compared to 2005 was primarily due to an increase in net earnings on bank-owned life insurance. Net earnings on bank owned life insurance increased for 2006 as compared to 2005 by $136,000 as the Company recognized income on this asset for a full year in 2006 as compared to a partial year in 2005. Other commissions and fees also increased noninterest income approximately $13,000 due to a rise in investment service commission income. This increase in noninterest income was partially offset by a decrease in service charges on deposit accounts of approximately $12,000 due to a change in the Company’s ACH policy. The Company changed its ACH policy in 2005 to meet the needs of its ACH customers and position itself to attract new ACH customers.

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

Noninterest Expense

The Company’s total noninterest expense for 2006, 2005 and 2004 was $10,950,000, $10,150,000, and $8,602,000, respectively.

Noninterest expense increased $800,000 or 7.88 percent in 2006. This increase is primarily attributable to a rise in salaries and employee benefits expense of $688,000 as the Company added staffing due to growth and branch expansions in 2005. The increase in salaries and employee benefits is also attributable to the implementation of SFAS 123(R) which resulted in additional compensation expense of $123,000 in 2006. See Note 1 “Summary of Significant Accounting Policies” and Note 11 “Stock Option Plan” for further discussion of SFAS 123(R). Occupancy and equipment expense rose $114,000 due to the increased rent and depreciation expense as a result of the opening of the Third & Seneca branch, which opened in July 2005. Data processing expense and state revenue and sales tax expense increased by $88,000 and $52,000, respectively, for year ended 2006 as compared to 2005. The increase in these expenses was directly tied into the growth of the Company along with increased revenues in 2006 as compared to 2005. The increase in other outside service fees of $45,000 from 2005 to 2006 was primarily due to the outsourcing of customer statement printing in April 2005, as the Company recognized expense for a full year in 2006 as compared to a partial year in 2005. These increases were partially offset by decline in professional fees of $73,000 and decline in other expense for $154,000 for year-ended 2006 as compared to year-ended 2005, as in 2005 the Company incurred additional costs for a state audit and engaged outside consultants to assist in complying with Section 404 of the Sarbanes-Oxley Act of 2002, which, at the time, the Company believed would apply in 2006. The Company expects the cost of complying with Section 404 of Sarbanes-Oxley to increase again in the year it applies.

Noninterest expense increased $1,548,000 or 18.00 percent in 2005. The change in this category was primarily due to an increase of $945,000 due primarily to costs associated with the opening of two new offices and increased salaries and benefits expense.

Income tax Expense

Income tax expense for the 2006 was $784,000 compared to $417,000 for 2005, an increase of $367,000 or 88.01 percent. The increase in income tax expense was due to the increase in income before income taxes in 2006 as compared to 2005. The effective tax rate for 2006 was 30.11 percent as compared to 30.15 percent for 2005. The slight decrease in the effective tax rate is due primarily to the income received from non-taxable bank owned life insurance.

Income tax expense for the 2005 was $417,000 compared to $606,000 for the same period of 2005, a decrease of $189,000 or 31.19 percent. The decline in the income tax expense was due to decrease in income before income taxes in 2005 as compared to 2004. The effective tax rate for 2005 was 30.15 percent as compared to 32.10 percent for 2005. The decrease in the effective tax rate is due primarily to the income received from non-taxable bank owned life insurance.

Review of Financial Condition

Total assets increased 37.85 percent in 2006 to $343,520,000, securities decreased 11.98 percent to $29,531,000, loans increased 54.58 percent to $292,449,000, and deposits increased 28.29 percent to $256,435,000.

Analysis of Securities

The components of the investment portfolio were as follows at December 31:

	2006	2005	2004
	Carrying	Carrying	Carrying
	Value	Value	Value
	(In thousands)

U.S. agencies	$4,478	$7,394	$8,004
State and political subdivisions	4,142	4,454	3,555
USM Ultra Short Mortgage Fund	14,793	14,823	14,832
Mortgage-backed securities and collateralized mortgage obligations	4,567	5,461	7,367
Federal Home Loan Bank stock	1,551	1,418	1,412

Total	$29,531	$33,550	$35,170

The securities portfolio decreased $4,019,000 from December 31, 2005 to December 31, 2006. The decrease resulted primarily from $4,186,000 in proceeds from sales, maturities, and principal payments on securities, slightly offset by purchases of securities totaling $133,000.

In May 2005, the Federal Home Loan Bank of Seattle (“FHLB”) suspended payment of dividends when, due to declining income, FHLB entered into a written agreement with its regulator, the Federal Housing Finance Board (“FHFB”). The written agreement called for a significant transition in FHLB’s business model and an indefinite suspension of dividend payments. In December 2006, the FHFB approved FHLB of Seattle’s request to resume cash payment of quarterly dividends.

The securities portfolio decreased $1,620,000 from December 31, 2004 to December 31, 2005. The decrease resulted primarily from $2,368,000 in proceeds from sales, maturities, and principal payments on securities, offset by purchases of securities totaling $1,125,000.

The following table sets forth the maturities of securities at December 31, 2006. Taxable equivalent values are used in calculating yields assuming a tax rate of 34 percent.

		After 1 Year	After 5 Years		Total and
		But Within	But Within	After	Weighted
	Within 1 Year/	5 Years/	10 Years/	10 Years/	Average
	Yield	Yield	Yield	Yield	Yield
		(In thousands, carrying value)

U.S. agencies	$1,983	$2,495	$—	$—	$4,478
	3.05%	4.90%	—	—	4.08%
State and political subdivisions	796	2,555	791	—	4,142
	3.51%	4.39%	5.31%	—	4.40%
USM Ultra Short Mortgage Fund*	14,793	—	—	—	14,793
	4.96%	—	—	—	4.96%
Mortgage-backed securities and collateralized mortgage obligations	—	—	231	4,336	4,567
	—	—	5.67%	4.30%	4.37%
Federal Home Loan Bank stock*	1,551	—	—	—	1,551

Total	$19,123	$5,050	$1,022	$4,336	$29,531

*	Securities without a stated maturity.

For more information and analysis regarding securities see the preceding discussion of Critical Accounting Policies, Temporary Decline in the Fair Value of Securities on page 16 and Note 3 to the consolidated financial statements.

Loans

At December 31, 2006, loans totaled $292,449,000, compared to $189,188,000 at December 31, 2005, an increase of $103,261,000 or 54.58 percent over December 31, 2005. At December 31, 2006, the Bank had $189,758,000 in loans secured by real estate, compared to $112,050,000 at December 31, 2005.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses, and the analysis of the allowance for loan losses for the years ended December 31:

Types of Loans

	2006	2005	2004	2003	2002
	(In thousands)

Commercial	$85,067	$61,921	$55,563	$53,770	$47,603
Real estate:
Commercial	118,070	76,902	67,165	48,963	42,497
Construction	34,813	6,953	11,538	10,911	5,574
Residential 1-4 family*	36,875	28,195	11,508	11,971	10,821
Consumer and other	17,624	15,217	13,882	12,853	15,014

Total	$292,449	$189,188	$159,656	$138,468	$121,509

*	Residential 1-4 family includes $5,753,000 and $13,882,000 of loans purchased from a mortgage broker in 2006 and 2005, respectively.

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

The Bank’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and adequacy of the value of any collateral that will secure the loan. The Bank’s loan policy authorizes senior vice presidents to approve aggregate extensions of credit up to $500,000 and the President/CEO and the Chief Credit Officer to approve aggregate extensions of credit up to $1,000,000. The Loan Committee, comprised of board members, is authorized to approve extensions of credit over $1,000,000.

Commercial Loans   At December 31, 2006, commercial loans amounted to $85,067,000, or 29 percent of the loan portfolio. Commercial loans generally have a term of up to five years and may have either floating rates tied to the Bank’s internal base rate or fixed rates of interest. Commercial loans are made to small and medium-sized businesses within the Bank’s market area. A majority of the Bank’s commercial loans are secured by real estate, equipment and other corporate assets. The Bank also generally obtains personal guarantees from the principals of the borrower. In addition, the Bank may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor’s home or business property.

Commercial Real Estate Loans   The commercial real estate loan portfolio generally consists of loans secured by office buildings, warehouses, production facilities, and retail stores generally located within the Seattle metropolitan area. In addition, the Bank has purchased participation interests in commercial real estate loans from various financial institutions in the region. Commercial real estate loans amounted to $118,070,000, or 40 percent of the total loan portfolio at December 31, 2006. Participation interest in commercial real estate loans purchased amounted to $1,947,000, or 1.65 percent of the commercial real estate portfolio at December 31, 2006. Before purchasing such loans, the Bank utilizes the same underwriting standard and criteria as it would if it had originated the loans.

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

The Bank also offers multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, with loan-to-value ratios of up to 80 percent. At December 31, 2006, the Bank had $13,748,000 in multi-family residential mortgage loans which amounted to 12 percent of the commercial real estate portfolio.

Construction Loans   Construction loans amounted to $34,813,000, or 12 percent of the total loan portfolio at December 31, 2006. The Bank provides construction financing for both single family home builders, and for commercial construction projects. To mitigate the higher risk factors associated with construction financing, the Bank typically underwrites loans with conservative loan-to-value ratios, with maximum loan-to-value ratios of 80 percent and maximum loan-to-construction cost ratios of 90 percent. All construction loan advances are subject to inspection requirements of a third party construction monitoring expert. Construction lending is limited to experienced developers and contractors, and all loans have recourse to the ownership group. Construction loans are typically variable rate loans, with short 12-18 month maturities, with identified take-out financing.

One-to-Four Family Residential Real Estate Loans   The Bank originates a limited number of loans secured by one-to-four family residences to commercial clients of the bank. As of December 31, 2006, $36,875,000, or 13 percent of the total portfolio, before net items, consisted of one-to-four family residential loans.

For residential real estate lending, loan-to-value ratio, maturity, and other provisions of the loans made by the Bank generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions, and underwriting standards established by the Bank. The Bank’s present lending policies on one-to-four family residential mortgage loans generally limit the maximum loan-to-value ratio to 80 percent of the lesser of the appraised value or purchase price of the property. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month. The loans generally include “due-on-sale” clauses.

Under the lending policy of the Bank, a title insurance policy must be obtained for each real estate loan. The Bank also requires fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area as designated by the Department of Housing and Urban Development.

Consumer Loans   The Bank originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. At December 31, 2006, the Bank had $17,624,000 in consumer loan debt, or 6 percent of the Bank’s total loan portfolio. The consumer loans offered by the Bank include home equity loans, automobile loans, and a small aggregate amount of unsecured lines of credit.

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

The following table shows the amounts maturing or repricing as of December 31, 2006:

	Within	1-5	After
	1 Year	Years	5 Years	Total
	(In thousands)

Commercial	$58,669	$20,409	$5,989	$85,067
Real estate:
Commercial	39,190	57,268	21,612	118,070
Construction	33,107	1,706	—	34,813
Residential 1-4 family	10,523	10,245	16,107	36,875
Consumer and other	12,473	4,294	857	17,624

Total	$153,962	$93,922	$44,565	$292,449

Loans maturing by fixed or variable rates after one year:

	1-5	After
	Years	5 Years
	(In thousands)

Fixed rates	$32,020	$39,841
Variable rates	34,123	74,419

Total	$66,143	$114,260

Allocation of the Allowance for Loan Losses

In the following table, the allowance for loan losses has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations for the years ended December 31:

				% of		% of
		% of Loans		Loans		Loans		% of Loans		% of Loans
		in Each		in Each		in Each		in Each		in Each
	2006	Category	2005	Category	2004	Category	2003	Category	2002	Category
	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total	Allocated	to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
					(In thousands)

Commercial	$919	29	$987	33	$1,000	35	$885	39	$1,024	39
Real estate:
Commercial	1,120	40	651	40	568	42	436	35	423	35
Construction	440	12	72	4	117	7	110	8	59	5
Residential 1-4 family	36	13	106	15	11	7	9	9	28	9
Consumer and other	269	6	240	8	191	9	196	9	156	12

Total	$2,784	100	$2,056	100	$1,887	100	$1,636	100	$1,690	100

% of loan portfolio	0.95%		1.09%		1.18%		1.18%		1.39%

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

Analysis of the Allowance for Loan Losses

The following table summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries, and net loan losses by loan category for the years ended December 31:

	2006	2005	2004	2003	2002
	(In thousands)

Beginning balance	$2,056	$1,887	$1,636	$1,690	$1,498
Charge-offs:
Commercial	88	252	24	81	108
Real estate:
Commercial	—	1	—	—	20
Construction	—	—	—	—	—
Residential 1-4 family	—	—	—	184	—
Consumer and other	30	41	146	67	63

Total charge-offs	118	294	170	332	191
Recoveries:
Commercial	28	26	87	17	22
Real estate:
Commercial	—	—	—	20	—
Construction	—	—	—	—	1
Residential 1-4 family	—	—	—	8	—
Consumer and other	8	14	13	—	30

Total recoveries	36	40	100	45	53

Net charge-offs/(recoveries)	82	254	70	287	138
Provision	810	423	321	233	330

Ending balance	$2,784	$2,056	$1,887	$1,636	$1,690

Ratio of net charge-offs to average loans outstanding	0.03%	0.16%	0.05%	0.24%	0.11%

Nonperforming Loans and Assets

The following table sets forth the amounts and categories of non-performing loans and assets for the years ended December 31:

	2006	2005	2004	2003	2002
	(In thousands)

Nonaccruing loans:
Commercial	$44	$37	$182	$112	$309
Real Estate	343	661	—	—	462
Consumer	79	37	31	—	1

Total(1)	466	735	213	112	772
Accruing loans delinquent 90 days or more:
Commercial	—	401	5	464	15
Real Estate	—	—	—	—	—
Consumer	31	13	—	67	12

Total	31	414	5	531	27

Total non-performing loans	497	1,149	218	643	799
Other real estate owned	—	—	—	2,659	—

Total non-performing assets	$497	$1,149	$218	$3,302	$799

Total non-performing loans as a percentage of loans	0.17%	0.61%	0.14%	0.46%	0.66%

Total non-performing assets as a percentage of assets	0.14%	0.46%	0.10%	1.70%	0.47%

(1)	If interest on these nonaccruing loans had been recognized, such income would have been $50,000, $29,000, $9,000, $9,000, and $68,000 for 2006, 2005, 2004, 2003, and 2002.

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

There were no commitments for additional funds related to the loans noted above. At December 31, 2006, there were no potential problem loans that are not now disclosed where known information causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms.

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

Deposits

The average daily amount of deposits and rates paid on interest bearing deposits is summarized for the periods indicated in the following table:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)

DEPOSITS
Noninterest bearing demand	$55,000	0.00%	$51,576	0.00%	$46,323	0.00%
Interest bearing demand	12,427	1.38	12,529	0.17	11,133	0.11
Savings deposits	60,392	2.37	55,299	1.40	49,384	0.95
Time deposits:
Certificate of deposit, under $100,000	24,996	4.48	23,861	2.79	22,369	2.08
Certificate of deposit, over $100,000	45,957	4.32	17,970	2.74	13,184	2.14
Public Funds	19,518	5.09	16,511	3.41	13,400	1.66

Total time deposits	90,471	4.53%	58,342	2.95%	48,953	1.98%

Total	$218,290		$177,746		$155,793

Maturities of time certificates of deposits of $100,000 or more outstanding as of December 31, 2006 are summarized as follows:

Amount
(In thousands)

3 months or less	$33,443
Over 3 months through 6 months	14,521
Over 6 months through 12 months	24,046
Over 12 months	19,706

Total	$91,716

Borrowings

The following tables set forth certain information with respect to federal funds purchased and FHLB advances for the periods indicated:

Federal Funds Purchased	December 31, 2006	December 31, 2005	December 31, 2004
	(In thousands)

Balance at end of year	$—	$—	$—
Weighted average interest rate at end of year	—	—	—
Maximum amount outstanding	2,370	3,020	3,212
Average amount outstanding(1)	1,368	323	1,715
Weighted average interest rate during the year	5.48%	4.65%	0.83%

(1)	Based on average amount outstanding at month end during each year.

FHLB Advances	December 31, 2006	December 31, 2005	December 31, 2004
	(In thousands)

Balance at end of year	$46,805	$23,849	$11,067
Weighted average interest rate at end of year	5.21%	4.73%	4.50%
Maximum amount outstanding	49,644	23,849	17,537
Average amount outstanding(1)	39,288	12,351	12,663
Weighted average interest rate during the year	5.04%	4.60%	4.27%

(1)	Based on average amount outstanding for the month during each year.

Junior Subordinated Debt (Trust Preferred Securities)

In November 2006, Bancorp formed EvergreenBancorp Statutory Trust II (“Trust II”) a statutory trust formed under the laws of the State of Connecticut. In November 2006, Trust II issued $7 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, Bancorp issued junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.70% (7.06% at December 31, 2006). The junior subordinated debentures are redeemable at par beginning in December 2011; the debentures will mature in December 2036, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement.

Under current accounting guidance, FASB Interpretation No. 46, as revised in December 2003, Trust II is not consolidated with the Company. Accordingly, the Company does not report the securities issued by Trust II as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by Trust II, as these are not eliminated in consolidation. The Company’s investment in the common stock of Trust II was $217,000 and is included in other assets.

Bancorp invested $7,000,000 of the proceeds from this trust preferred offering in the Bank, which will use the funds for current and future growth. The proceeds are considered Tier 1 capital, limited to 25% of Tier 1 capital, under regulatory guidelines.

In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (“Trust I”) a statutory trust formed under the laws of the State of Delaware. In May 2002, Trust I issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust I, Bancorp issued junior subordinated debentures to Trust I. The junior subordinated debentures are the sole assets of Trust I. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 3.50% (8.87% at December 31, 2006), provided that this rate cannot exceed 12.0% through June 30, 2007. The debentures will mature in 2032, at which time the preferred securities must be redeemed. The junior subordinated debentures are callable in May 2007, at which time the Company intends to call the junior subordinated debentures and concurrent with this redeem the trust preferred securities issued to the public. Concurrent with this transaction, the Company intends to issue $5 million in new trust preferred securities. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs totaling $209,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

Prior to 2003, Trust I was consolidated in the Company’s financial statements, with the trust preferred securities issued by Trust I reported in liabilities as “guaranteed preferred beneficial interests” and the subordinated debentures eliminated in consolidation. Under current accounting guidance, FASB Interpretation No. 46, as revised in December 2003, Trust I is not consolidated with the Company. Accordingly, the Company does not report the securities issued by Trust I as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by Trust I, as these are no longer eliminated in consolidation.

Bancorp invested $4,800,000 of the proceeds from this trust preferred offering in the Bank, which used the funds to support its lending and other operations. The proceeds are considered Tier 1 capital under regulatory guidelines.

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

At December 31, 2006, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit, and similar arrangements totaling $84,530,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.

For additional information regarding off-balance-sheet items, refer to Note 16, “Commitments and Contingencies” to the consolidated financial statements.

The following table summarizes the Company’s significant contractual obligations and commitments at December 31, 2006:

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)

Federal Home Loan Bank advances	$22,620	$10,185	$5,000	$9,000	$46,805
Junior subordinated debt	—	—	—	12,217	12,217
Time deposits	95,390	20,117	4,462	529	120,498
Operating leases	635	1,145	905	865	3,550
Purchase obligations*	143	—	—	—	143

Total	$118,788	$31,447	$10,367	$22,611	$183,213

*	Purchase obligations include approximately $75,000 to remodel new office space and $68,000 for core processor outsourcing.

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

The Consolidated Statements of Cash Flows provides information on the sources and uses of cash for the years ended December 31, 2006, 2005, and 2004. As shown in these statements, the Company’s largest cash flows relate to both investing and financing activities.

In the past year, the primary investing and financing activities that have required the greatest use of cash include lending and loan originations, and repayments of advances from FHLB. The primary sources of cash flows have been growth in deposits, proceeds from Federal Home Loan Bank advances, proceeds from the issuance of trust preferred securities, and proceeds from an equity offering of stock.

In 2005, the primary investing and financing activities that have required the greatest use of cash include lending, purchases of loans, and a purchase of bank owned life insurance. The primary sources of cash flows have been growth in deposits, proceeds from Federal Home Loan Bank advances, and proceeds from paydowns and maturities of securities available for sale.

In 2004, the primary investing and financing activities that have required the greatest use of cash include lending and the repayment of Federal Home Loan Bank advances. The primary sources of cash flows have been growth in deposits, and sales, maturities, and principal paydowns on securities available for sale.

The Bank has a credit line through the Federal Home Loan Bank for properly collateralized borrowings up to 30% of the Bank’s total assets. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $95,600,000 at year-end 2006. In addition, the Bank has approved credit lines with correspondent banks for overnight funds credit facilities aggregating $21,500,000.

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

Net Interest Income Analysis (in thousands; rate changes in basis points (bp) = 1/100 of 1%):

		December 31, 2006
		Dollar	Percent
Immediate Rate Change		Change	Change

+	200bp	$2,283	21.18%
+	100bp	1,157	10.74
+	50bp	579	5.37
−	50bp	(642)	(5.95)
−	100bp	(1,283)	(11.90)
−	200bp	(2,606)	(24.18)

		December 31, 2005
		Dollar	Percent
Immediate Rate Change		Change	Change

+	200bp	$252	2.31%
+	100bp	94	0.86
+	50bp	47	0.43
−	50bp	(122)	(1.11)
−	100bp	(243)	(2.22)
−	200bp	(750)	(6.87)

The tables above reflect the effect of interest rate changes on the Company’s net interest income. At December 31, 2006, the top table indicates that the effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by 10.74 percent or approximately $1,157,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 11.90 percent or approximately $1,283,000. For comparison purposes, the bottom table presents the rate risk profile as of December 31, 2005.

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

Capital Resources

Stockholders’ equity on December 31, 2006 was $23,819,000, compared to $17,736,000 at December 31, 2005, an increase of $6,083,000 or 34.30 percent. The Company reduced beginning stockholder’s equity by $51,000 as a result of a cumulative affect adjustment for the adoption of SAB 108. Current earnings were $1,819,000 and the four quarterly dividends paid totaled $502,000. The change in unrealized losses on securities available-for-sale, net of deferred taxes, also increased the total stockholders’ equity by $50,000 during 2006, while the cumulative affect adjustment for adoption of SFAS No. 158 reduced stockholders’ equity by $357,000. The Company also raised $4,547,000, net of offering costs, through a secondary offering of stock to support current and future growth. A Trust Preferred stock offering was completed in November 2006 adding capital of $7,000,000 to the Bank.

For additional discussion of the adoption of SAB 108 and SFAS 158, see Note 1 “Summary of Significant Accounting Policies” of the consolidated financial statements.

At December 31, 2006, the Company had total “risk-based capital” of $39,310,000 as compared to $24,997,000 at December 31, 2005. See Note 18 “Regulatory Capital Requirements” to the consolidated financial statements for additional information on risk-based capital and other regulated capital ratios.

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

Item 8.  Financial Statements and Supplementary Data

The following audited consolidated financial statements and related documents are set forth below on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of EvergreenBancorp, Inc.

We have audited the accompanying consolidated balance sheets of EvergreenBancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EvergreenBancorp, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for post retirement benefits and stock options to comply with new accounting guidance. In addition, the Company also adopted Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and accordingly adjusted assets and liabilities at the beginning of 2006 with an offsetting adjustment to the opening balance of retained earnings.

CROWE CHIZEK AND COMPANY LLC

Oak Brook, Illinois
March 7, 2007

EVERGREENBANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share data)

Assets
Cash and due from banks	$9,160	$12,379
Federal funds sold	1,983	2,112
Interest-bearing deposits in financial institutions	760	2,811

Total cash and cash equivalents	11,903	17,302
Securities available-for-sale	29,531	33,550
Loans	292,449	189,188
Allowance for loan losses	(2,784)	(2,056)

Net loans	289,665	187,132
Premises and equipment	3,078	3,179
Cash surrender value of bank owned life insurance	5,316	5,090
Accrued interest and other assets	4,027	2,939

Total assets	$343,520	$249,192

Liabilities
Deposits
Noninterest-bearing	$55,373	$64,635
Interest-bearing	201,062	135,255

Total deposits	256,435	199,890
Federal Home Loan Bank advances	46,805	23,849
Junior subordinated debt	12,217	5,000
Accrued expenses and other liabilities	4,244	2,717

Total liabilities	319,701	231,456
Commitments and Contingencies

Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 2,353,262 shares issued at 2006; 2,000,467 shares issued at 2005	21,129	16,005
Retained earnings	3,453	2,187
Accumulated other comprehensive loss	(763)	(456)

Total stockholders’ equity	23,819	17,736

Total liabilities and stockholders’ equity	$343,520	$249,192

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Interest income
Loans, including fees	$19,352	$12,371	$10,243
Taxable securities	1,167	1,036	976
Tax exempt securities	137	126	94
Federal funds sold and other	130	179	50

Total interest income	20,786	13,712	11,363
Interest expense
Deposits	5,706	2,521	1,453
Federal funds purchased	75	15	14
Federal Home Loan Bank advances	1,979	568	541
Junior subordinated debt	491	345	253

Total interest expense	8,251	3,449	2,261

Net interest income	12,535	10,263	9,102
Provision for loan losses	810	423	321

Net interest income after provision for loan losses	11,725	9,840	8,781
Noninterest income
Service charges on deposit accounts	1,165	1,177	1,305
Merchant credit card processing	157	151	145
Gain on sales of securities available-for-sale	—	—	15
Other commissions and fees	141	128	136
Net earnings on bank owned life insurance	226	90	—
Other noninterest income	139	147	108

Total noninterest income	1,828	1,693	1,709
Noninterest expense
Salaries and employee benefits	5,416	4,728	4,082
Occupancy and equipment	1,811	1,697	1,391
Data processing	832	744	727
Professional fees	318	391	241
Marketing	485	473	393
Other outside service fees	428	383	253
State revenue and sales tax expense	358	306	257
Loss on other real estate owned	—	—	132
Loss on disposal of equipment	28	—	—
Other noninterest expense	1,274	1,428	1,126

Total noninterest expense	10,950	10,150	8,602

Income before income taxes	2,603	1,383	1,888
Income tax expense	784	417	606

Net income	$1,819	$966	$1,282

Basic earnings per share	$0.89	$0.48	$0.64

Diluted earnings per share	$0.88	$0.47	$0.63

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005, and 2004

		Common		Accumulated
	Common	Stock		Other	Total
	Stock	and	Retained	Comprehensive	Stockholders’
	Shares	Surplus	Earnings	Income (Loss)	Equity
	(In thousands, except per share data)

Balance at January 1, 2004	1,190,366	$15,854	$778	$(49)	$16,583
Comprehensive income
Net income	—	—	1,282	—	1,282
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(71)	(71)

Total comprehensive income	—	—	—	—	1,211
Cash dividends ($.192 per share)	—	—	(382)	—	(382)
Stock split (five-for-four)	298,645	—	—	—	—
Repurchase of fractional shares	(296)	(7)	—	—	(7)
Exercise of stock options	5,606	69	—	—	69
Tax benefit from stock related compensation	—	11	—	—	11

Balance at December 31, 2004	1,494,321	15,927	1,678	(120)	17,485
Comprehensive income
Net income	—	—	966	—	966
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(336)	(336)

Total comprehensive income	—	—	—	—	630
Cash dividends ($.228 per share)	—	—	(457)	—	(457)
Stock split (four-for-three)	500,165	—	—	—	—
Repurchase of fractional shares	(471)	(7)	—	—	(7)
Exercise of stock options	6,452	71	—	—	71
Tax benefit from stock related compensation	—	14	—	—	14

Balance at December 31, 2005	2,000,467	16,005	2,187	(456)	17,736
Adjustment to apply SAB No. 108, net of tax	—	—	(51)	—	(51)
Comprehensive income
Net income	—	—	1,819	—	1,819
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	50	50

Total comprehensive income	—	—	—	—	1,869
Adjustment to initially apply SFAS No. 158, net of tax (Note 13)	—	—	—	(357)	(357)
Cash dividends ($.25 per share)	—	—	(502)	—	(502)
Equity offering subscriptions	310,547	4,547	—	—	4,547
Exercise of stock options	42,248	381	—	—	381
Tax benefit from stock related compensation		73	—	—	73
Stock options earned	—	123	—	—	123

Balance at December 31, 2006	2,353,262	$21,129	$3,453	$(763)	$23,819

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net income	$1,819	$966	$1,282
Other comprehensive income:
Change in unrealized gain (loss) on securities available for sale	75	(509)	(91)
Reclassification adjustment for gains included in net income	—	—	(15)

Net unrealized gains (losses)	75	(509)	(106)
Tax effect	(25)	173	35

Total other comprehensive income (loss)	50	(336)	(71)

Total comprehensive income	$1,869	$630	$1,211

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities
Net income	$1,819	$966	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	854	801	663
Provision for loan losses	810	423	321
Gain from sales of securities	—	—	(15)
Write-down of other real estate owned	—	—	132
Loss on disposal of equipment	28	—	—
Amortization of premiums and discounts on securities	41	64	79
Federal Home Loan Bank stock dividends	—	(6)	(40)
Dividends reinvested	—	(190)	(349)
Net earnings on bank owned life insurance	(226)	(90)	—
Stock option compensation expense	123	—	—
Other changes, net	79	(342)	694

Net cash provided by operating activities	3,528	1,626	2,767
Cash flows from investing activities
Proceeds from sales, maturities and principal payments on securities available for sale	4,186	2,368	6,390
Purchases of securities available for sale	(133)	(1,125)	(1,523)
Purchases of loans	(5,753)	(13,882)	—
Net loan originations	(97,590)	(15,904)	(21,258)
Purchase of bank owned life insurance	—	(5,000)	—
Proceeds from sale of other real estate owned	—	—	2,527
Purchases of premises and equipment	(781)	(1,404)	(770)

Net cash used in investing activities	(100,071)	(34,947)	(14,634)

Cash flows from financing activities
Net increase in deposits	56,545	26,089	21,118
Net decrease in federal funds purchased	—	—	(3,097)
Proceeds from Federal Home Loan Bank advances	36,900	16,900	—
Repayments of Federal Home Loan Bank advances	(13,944)	(4,118)	(4,314)
Proceeds from the issuance of trust preferred securities, net	7,217	—	—
Proceeds from equity offering, net of offering costs	4,547	—	—
Repurchase of common stock	—	(7)	(7)
Proceeds from exercise of stock options	381	71	69
Dividends paid	(502)	(457)	(382)

Net cash provided by financing activities	91,144	38,478	13,387

Net increase (decrease) in cash and cash equivalents	(5,399)	5,157	1,520
Cash and cash equivalents at beginning of year	17,302	12,145	10,625

Cash and cash equivalents at end of year	$11,903	$17,302	$12,145

Supplemental disclosures of cash flow information
Interest paid	$7,678	$3,292	$2,203
Income taxes paid	1,110	810	326

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Summary of Significant Accounting Policies

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

Cash and Cash Equivalents.  Cash and cash equivalents include cash on hand, cash items, clearings and exchanges, amounts due from correspondent banks, interest-bearing deposits in other financial institutions, and federal funds sold. Federal funds sold generally mature within one to four days from the transaction date. Net cash flows are reported for customer loan and deposit transactions, and federal funds purchased. Interest bearing deposits in other financial institutions are carried at cost and mature within one year.

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

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Bank Owned Life Insurance.  The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized).

Foreclosed Assets.  Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Federal Home Loan Bank (“FHLB”) stock.  The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

Comprehensive Income.  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the reclassification and tax effects of the change in unrealized gains and losses on available for sale securities which are recognized as a separate component of equity.

Postretirement Health Care Benefits.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plan as an asset or a liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end starting in 2008. Adoption of SFAS 158 had the following effect on individual line items in the Company’s 2006 balance sheet:

	Before Application of		After Application of
	SFAS No. 158	Adjustments	SFAS No. 158
	(In thousands)

Liability for pension benefits	$1,678	$541	$2,219
Deferred federal income tax asset	2,039	184	2,223
Total liabilities	319,160	541	319,701
Accumulated other comprehensive income	(406)	(357)	(763)
Total stockholders’ equity	$24,176	$(357)	$23,819

The liability for postretirement benefits is reported by recognizing the expense for such benefits over the period services are rendered by employees.

See Note 13 “Retirement Benefits” to the consolidated financial statements for additional information on postretirement benefits.

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

Loss Contingencies.  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material adverse effect on the financial statements.

Stock-Based Compensation.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in a reduction of income before income taxes of $123,000, a reduction in net income of $81,000, and a decrease in basic and diluted earnings per share of $0.04 and $0.03.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standard Statement No. 123, Accounting for Stock-Based Compensation for the years ending December 31:

	2005	2004
	(In thousands, except per share data)

Net income as reported	$966	$1,282
Deduct: Stock-based compensation expense determined under fair value based method	64	52

Pro forma net income	$902	$1,230

Basic earnings per share as reported	$0.48	$0.64
Pro forma basic earnings per share	0.45	0.62
Diluted earnings per share as reported	0.47	0.63
Pro forma diluted earnings per share	0.44	0.61

Earnings Per Share.  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

Adoption of new accounting standards:

SFAS No. 123(R). Effective January 1, 2006, the Company adopted SFAS No. 123(R), Stock-based Compensation. See “Stock-Based Compensation” above for further discussion of the effect of adopting this standard.

SFAS No. 158. In 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). See “Postretirement Health Care Benefits” and Note 13 “Retirement Benefits” for further discussion of the effect of adopting this standard.

SAB No. 108. In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which is effective for fiscal years ending on or after November 15, 2006. SAB No. 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB No. 108, are to be recorded upon initial adoption of SAB No. 108. The amount so recorded is shown as a cumulative effect adjustment and is recorded in the opening retained earnings as of January 1, 2006. Historically, the Company expensed the actual rent paid on its operating leases instead of recording the expense on a straight-line basis over the term of the lease, as required by FASB issued SFAS No. 13. For 2005, the difference between actual expense recognized and straight-line expense was not considered material to the 2005 income statement using the rollover approach, however, would have been material to the 2005 income statement under the iron curtain approach. The Company adopted SAB No. 108 and recorded the cumulative effect adjustment to reduce the 2006 beginning retained earnings by $51,000. The adjustment increased other liabilities by $77,000 and deferred tax asset by $26,000.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement will not have a material impact on the consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The adoption of this statement will not have a material impact on the consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective for fiscal years beginning after November 15, 2007 (or January 1, 2008 for calendar-year companies) and interim periods within those fiscal years. The Company will adopt the statement on January 1, 2008. The fair value disclosures required by

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this statement will be effective for the first interim period in which the statement is adopted. The Company is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which was issued to require that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosure. FIN 48, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation provides clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes, as well as provides guidance on accrual of interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 or January 1, 2007 for calendar year-end companies. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative-effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has evaluated the impact of the pronouncement and believes there would be no impact to the Company’s financial position and results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this statement will not have a material impact on the consolidated financial position or results of operations.

Note 2:	Restrictions on Cash and Due from Banks

Cash on hand or on deposit with the Federal Reserve Bank of $25,000 and $1,113,000 was required to meet regulatory reserve and clearing requirements at year end 2006 and 2005. These balances do not earn interest.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:	Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

December 31, 2006
U.S. agencies	$4,478	$1	$(27)
States and political subdivisions	4,142	1	(45)
Mortgage-backed securities and collateralized mortgage obligations	4,567	1	(134)
USM Ultra Short Mortgage Fund	14,793	—	(413)
Federal Home Loan Bank stock	1,551	—	—

Total securities available-for-sale	$29,531	$3	$(619)

December 31, 2005
U.S. agencies	$7,394	$—	$(116)
States and political subdivisions	4,454	2	(52)
Mortgage-backed securities and collateralized mortgage obligations	5,461	2	(144)
USM Ultra Short Mortgage Fund	14,823	—	(383)
Federal Home Loan Bank stock	1,418	—	—

Total securities available-for-sale	$33,550	$4	$(695)

The scheduled maturities of securities available-for-sale at December 31, 2006 were as follows. Securities not due at a single maturity date are shown separately (in thousands):

Fair Value

Due in one year or less	$2,779
Due after one year through five years	5,050
Due after five years through ten years	791

Total	8,620
USM Ultra Short Mortgage Fund	14,793
Mortgage-backed securities and collateralized mortgage obligations	4,567
Federal Home Loan Bank stock	1,551

Total	$29,531

Sales of securities available-for-sale were as follows (in thousands):

	2006	2005	2004

Proceeds	$—	$—	$2,525
Gross gains	—	—	25
Gross losses	—	—	(10)

Securities with an estimated carrying value of $12,237,000 and $16,070,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. The Company is required to maintain a minimum investment in the stock of the FHLB of Seattle based on certain

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentages of outstanding mortgage loans or advances from FHLB. At December 31, 2006, the minimum required investment was $1,478,900, which the Company exceeded. Dividend income from the FHLB stock was $6,000 and $40,000 for 2005, and 2004, respectively. There was no dividend income from the FHLB stock in 2006 as the FHLB suspended payment of dividends due to declining income. In December 2006, the FHFB approved FHLB’s request to resume cash payment of quarterly dividends.

Securities with unrealized losses at year-end 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

US agencies	$—	$—	$3,477	$(27)	$3,477	$(27)
State and political subdivisions	135	(1)	3,663	(44)	3,798	(45)
Mortgage-backed securities	315	(1)	4,021	(133)	4,336	(134)
USM Ultra Short Mortgage Fund	—	—	14,793	(413)	14,793	(413)

Total temporarily impaired	$450	$(2)	$25,954	$(617)	$26,404	$(619)

At December 31, 2006, securities with unrealized losses have an aggregate depreciation of 2.3 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, are expected to regain the lost value with stable or declining interest rates in keeping with the pattern of past economic cycles, and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability to hold these securities until maturity or for the foreseeable future.

The net asset value (“NAV”) of the USM Fund has declined with recent increases in short term interest rates. With respect to the USM Fund investment, the historical performance of the fund shows that as interest rates slow their rate of ascent, are stable, or as rates decline, the fund recovers its value (that is, the degree of impairment reverses) through increases in its market NAV. Management expects the USM Fund to recover value following a decline due to a rising interest rate environment once rates stabilize and the underlying adjustable rate mortgages reprice to market. The NAV of the USM Fund was $9.69 at December 31, 2005 and fell to $9.65 at June 30, 2006. During the six month period ended December 31, 2006, the interest rates stabilized and long term rates declined slightly, thus impacting the USM Fund’s NAV positively, which increased to $9.67 at December 31, 2006. The Company has the ability and intent to hold the investment for a sufficient period of time for any anticipated recovery in fair value.

Securities with unrealized losses at year-end 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than		12 Months
	12 Months		or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

US agencies	$496	$(4)	$6,898	$(112)	$7,394	$(116)
State and political subdivisions	3,278	(41)	694	(11)	3,972	(52)
Mortgage-backed securities	436	(3)	4,755	(141)	5,191	(144)
USM Ultra Short Mortgage Fund	188	(2)	14,635	(381)	14,823	(383)

Total temporarily impaired	$4,398	$(50)	$26,982	$(645)	$31,380	$(695)

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loans at December 31 consisted of the following (in thousands):

	2006	2005

Commercial	$85,067	$61,921
Real estate mortgage	154,945	105,097
Real estate construction	34,813	6,953
Consumer	17,328	14,939
Other including overdrafts	296	278

Total	$292,449	$189,188

Loans at December 31, 2006, by maturity or repricing date were as follows (in thousands):

	Fixed	Variable
	Rate	Rate	Total

Due in one year or less	$15,293	$138,203	$153,496
Due after one year through five years	32,020	61,902	93,922
Due after five years	39,870	4,695	44,565

Total	$87,183	$204,800	$291,983

Loans on which the accrual of interest has been discontinued			466

Total			$292,449

Unamortized deferred loan fees net of unamortized origination costs were $1,335,000 and $797,000 at December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, loans aggregating $95,555,000 and $40,281,000, respectively, were reported as available as collateral for the advances from the FHLB of Seattle, as described in Note 8.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans to principal officers, directors, and their affiliates in 2006 were as follows (in thousands):

Beginning balance	$72
Repayments	(104)
Additions	207
Removal of loans*	(36)

Ending balance	$139

*	Loans removed during 2006 were loans to directors and officers no longer employed with the Company.

Note 5:	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows (in thousands):

	2006	2005	2004

Balance at January 1	$2,056	$1,887	$1,636
Recoveries credited to the allowance	36	40	100
Provision for loan losses	810	423	321
Loans charged off	(118)	(294)	(170)

Balance at December 31	$2,784	$2,056	$1,887

A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows (in thousands):

	2006	2005

Impaired loans for which no allowance for loan losses was allocated	$—	$516
Impaired loans with an allocation of the allowance for loan losses	123	219

Total	$123	$735

Amount of the allowance for loan losses allocated	$51	$37

	2006	2005

Average of impaired loans during the year	$70	$648
Interest income recognized during impairment	—	93
Cash-basis interest income recognized	—	93

Nonperforming loans at December 31 were as follows (in thousands):

	2006	2005

Loans past due 90 days or more and still accruing	$31	$414
Loans accounted for on a nonaccrual basis	466	735
If interest on these nonaccrual loans had been recognized, such income would have been	50	29

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Premises and Equipment

Premises and equipment at December 31 consisted of the following (in thousands):

	2006	2005

Equipment and furniture	$4,850	$4,623
Leasehold improvements	3,447	2,959
Accumulated depreciation and amortization	(5,219)	(4,403)

Total	$3,078	$3,179

Depreciation expense amounted to $854,000, $801,000, and $663,000 for 2006, 2005, and 2004, respectively.

Note 7:	Deposits

The average rate paid on deposits was 3.49 percent for 2006 and 2.00 percent for 2005. Time certificates of deposit in denominations of $100,000 or more aggregated $91,716,000 and $39,604,000, including $18,145,000 and $19,300,000 of public funds from the State of Washington at December 31, 2006 and 2005, respectively. As of year-end 2006, certificates of deposits include $52,755,000 of brokered certificates of deposits, of which, substantially all are over $100,000.

The scheduled maturities of certificates of deposits at December 31, 2006 were as follows (in thousands):

2007	$95,390
2008	16,618
2009	3,499
2010	2,762
2011	1,700
2012	529

Total	$120,498

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:	Borrowings and Junior Subordinated Debt

Advances from the Federal Home Loan Bank (“FHLB”) are summarized as follows (in thousands):

	December 31,
	2006		2005
	Weighted		Weighted
	Average Rate	Amount	Average Rate	Amount

Advances from the FHLB due
2006	—%	$—	4.74%	$5,580
2007	5.38	22,620	4.64	5,084
2008	4.82	7,185	4.10	2,185
2009	4.77	3,000	4.77	3,000
2010	4.91	2,000	4.91	2,000
2011	5.14	3,000	4.96	2,000
2012	5.18	3,000	4.98	2,000
2013	5.25	2,000	4.92	1,000
2014	5.36	2,500	4.95	1,000
2015	5.67	1,500	—	—

Total	5.21%	$46,805	4.73%	$23,849

These advances were collateralized in aggregate, as provided for in the Advance Security and Deposit Agreement with the FHLB, by FHLB stock owned, deposits with the FHLB, qualifying first mortgage loans, and certain U.S. government agency securities. At December 31, 2006, none of the advances have adjustable rates. Although the Company does not anticipate replacement of FHLB advances, if repayments were to occur prior to the contractual maturities, prepayment fees could be assessed.

The Bank has a credit line through the Federal Home Loan Bank for properly collateralized borrowings up to 30% of the Bank’s total assets. Total borrowings were $46,805,000 and $23,849,000 at December 31, 2006 and 2005, respectively. Based on this collateral, the Bank is eligible to borrow up to $95,600,000 at year-end 2006.

In November 2006, Bancorp formed EvergreenBancorp Statutory Trust II (“Trust II”) a statutory trust formed under the laws of the State of Connecticut. In November 2006, Trust II issued $7 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, Bancorp issued junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.70% (7.06% at December 31, 2006). The junior subordinated debentures are redeemable at par beginning in December 2011; the debentures will mature in December 2036, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Trust II under the preferred securities as set forth in such guarantee agreement.

Under current accounting guidance, FASB Interpretation No. 46, as revised in December 2003, Trust II is not consolidated with the Company. Accordingly, the Company does not report the securities issued by Trust II as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by Trust II, as these are not eliminated in consolidation. The Company’s investment in the common stock of Trust II was

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$217,000 and is included in other assets. The effect of not consolidating Trust II does not change the amounts reported as the Company’s assets, liabilities, equity, or interest expense.

In May 2002, Bancorp formed EvergreenBancorp Capital Trust I (“Trust I”) a statutory trust formed under the laws of the State of Delaware. In May 2002, Trust I issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust I, Bancorp issued junior subordinated debentures to Trust I. The junior subordinated debentures are the sole assets of Trust I. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 3.50% (8.87% at December 31, 2006), provided that this rate cannot exceed 12.0% through June 30, 2007. The debentures will mature in 2032, at which time the preferred securities must be redeemed. The junior subordinated debentures are callable in May 2007, at which time the Company intends to call the junior subordinated debentures and concurrent with this redeem the trust preferred securities issued to the public. Concurrent with this transaction, the Company intends to issue $5 million in new trust preferred securities. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs totaling $209,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

Prior to 2003, Trust I was consolidated in the Company’s financial statements, with the trust preferred securities issued by Trust I reported in liabilities as “guaranteed preferred beneficial interests” and the subordinated debentures eliminated in consolidation. Under current accounting guidance, FASB Interpretation No. 46, as revised in December 2003, Trust I is not consolidated with the Company. Accordingly, the Company does not report the securities issued by Trust I as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by Trust I, as these are not eliminated in consolidation.

Note 9:	Stockholders’ Equity

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

In September 2006, the Company commenced an equity offering of its common stock, which ended December 14, 2006. A total of $4,547,000, net of offering costs, in capital was raised through the offering, totaling 310,547 shares.

Note 10:	Income Taxes

Income tax expense for the years ended December 31 consisted of the following (in thousands):

	2006	2005	2004

Currently payable	$1,471	$595	$816
Deferred	(687)	(178)	(210)

Total	$784	$417	$606

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the statutory federal income tax rates (maximum of 34%) and the effective income tax rate was as follows (in thousands):

	2006	2005	2004

Federal income tax at statutory rates	$877	$470	$642
Decrease in taxes resulting from tax-exempt interest income	(31)	(39)	(30)
Bank owned life insurance	(77)	(31)	—
Nondeductible expenses and other	15	17	(6)

Total	$784	$417	$606

The components of the deferred income tax asset included in other assets were as follows (in thousands):

	2006	2005

Deferred tax asset
Provision for loan losses	$840	$607
Postretirement health care benefits	570	556
Unamortized loan fees, net of loan costs	443	265
Accrued vacation pay	121	108
Unrealized losses on securities available-for-sale net	209	235
SFAS 158 adjustment for postretirement health care benefits	184	—
Other	118	—

	2,485	1,771

Deferred tax liability
Federal Home Loan Bank stock dividends	$(262)	$(262)
Depreciation	—	(121)
Other	—	(10)

	(262)	(393)

Net deferred income tax asset	$2,223	$1,378

Note 11:	Stock Option Plan

Stock option and equity compensation plan. In April of 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April of 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000. In April of 2006, the shareholders adopted the Second Amended 2000 Stock Option and Equity Compensation Plan (the “Second Amended 2000 Plan”) which allows greater flexibility in the type of equity compensation to be awarded and to the terms of such awards. Up to 329,724 shares of common stock may be awarded under the Second Amended 2000 Plan. Awards available under the Second Amended Plan are subject to adjustment for all stock dividends and stock splits paid by the Company. As of December 31, 2006, approximately 47,243 shares of common stock were available for future grant under the Second Amended 2000 Plan.

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

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All outstanding nonqualified stock options awarded to date to directors vest over a three-year period and expire after three years, three months from the date of grant.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2006	2005	2004

Risk-free interest rate	4.94%	3.94%	3.65%
Expected option life	7.5 years	7.5 years	7.5 years
Expected stock price volatility	24%	22%	13%
Dividend yield	1.7%	1.7%	1.8%

A summary of activity in the stock option plan for 2006 follows:

		Weighted-	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at the beginning of the year	228,250	$9.32
Granted	38,500	14.31
Exercised	(42,248)	9.00
Forfeited	(17,068)	8.66

Outstanding at the end of the year	207,434	$10.37	5.94 years	$960,419

Exercisable at the end of the year	115,419	$8.14	4.86 years	$791,774

Information related to the stock option plan during each year follows:

	2006	2005	2004
	(In thousands, except fair value of options granted)

Intrinsic value of options exercised	$243	$41	$32
Cash received from option exercises	381	71	69
Tax benefit realized from option exercises	82	14	11
Weighted average fair value of options granted	4.49	3.68	1.94

As of December 31, 2006, there was $269,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost expected to be recognized by year is approximately $92,000 in 2007, $77,000 in 2008, $55,000 in 2009, $35,000 in 2010, and $10,000 in 2011.

In the second quarter of 2006, the Bank entered into a material definitive agreement with the Company’s former Chief Financial Officer (CFO) that called for acceleration of the CFO’s unvested options to be fully vested

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by June 16, 2006. As a result of the modification, additional compensation expense of $24,000 was recognized. There were no modifications during 2005 and 2004.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows (in thousands, except share and per share data):

	2006	2005	2004

Income (numerator):
Net Income	$1,819	$966	$1,282

Shares (denominator):
Weighted average number of common stock shares outstanding — basic	2,043,375	1,997,429	1,988,979
Dilutive effect of outstanding employee and director stock options	27,190	45,276	34,502

Weighted average number of common stock shares outstanding and assumed conversions — diluted	2,070,565	2,042,705	2,023,481

Basic earnings per share of common stock	$0.89	$0.48	$0.64

Diluted earnings per share of common stock	$0.88	$0.47	$0.63

For the 2006 and 2005 dilution earnings per share calculation, 38,000 and 42,677 options were considered anti-dilutive, respectively. For 2004, there were no options that were considered anti-dilutive.

Note 13:	Retirement Benefits

The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15% of gross salary per month. For the first 6%, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20% after two years of employment, and such contributions are 100% vested with five years of employment. The Company’s contributions to the plan for 2006, 2005, and 2004 were $355,000, $321,000, and $275,000, respectively.

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

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses a September 30 measurement date for its plans. Net periodic postretirement benefit cost for 2006, 2005, and 2004 included the following components (in thousands):

	2006	2005	2004

Service cost	$163	$126	$90
Interest cost	114	95	87
Amortization of transition obligation	—	—	41
Amortization of prior service cost	(5)	(5)	—
Recognized actuarial (gain) loss	31	20	—

Net periodic benefit cost	$303	$236	$218

The estimated net loss (gain) and prior service cost (credit) for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $22,000 and $5,000, respectively.

A reconciliation of the benefit obligation at the beginning and end of the year and the effects attributable to each cost component for 2006, 2005, and 2004 are as follows (in thousands):

	2006	2005	2004

Benefit obligation at beginning of year	$1,928	$1,605	$1,337
Service cost	163	125	90
Interest cost	114	95	87
Plan participants’ contributions	3	3	—
Amendments	—	(396)	—
Actuarial loss	55	533	128
Benefits paid	(44)	(37)	(37)

Benefit obligation at end of year	$2,219	$1,928	$1,605

The fair value of plan assets at the beginning and end of the year and the changes during 2006, 2005, and 2004 are as follows (in thousands):

	2006	2005	2004

Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	40	37	37
Plan participants’ contributions	4	—	—
Benefits paid	(44)	(37)	(37)

Fair value of plan assets at end of year	$—	$—	$—

The funded status (the excess of the benefit obligation over the fair value of plan assets at the end of the year) of the plan is reconciled to the accrued benefit cost at December 31, 2006, 2005, and 2004, as follows (in thousands):

	2006	2005	2004

Funded status	$(2,219)	$(1,928)	$(1,605)
Unrecognized transition obligation	—	—	326
Unrecognized prior service cost	—	(66)	—
Unrecognized actuarial (gain ) loss	—	577	60

Accrued benefit cost	$(2,219)	$(1,417)	$(1,219)

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS No. 158, amounts recognized in the balance sheet at December 31, 2005 consist of (in thousands):

Prepaid benefit cost	$1,417
Accrued benefit cost	—
Intangible assets	—
Accumulated other comprehensive income	—

Net amount recognized	$1,417

Amounts recognized in accumulated other comprehensive income at December 31, 2006 consist of (in thousands):

Net loss (gain)	$602
Prior service cost (credit)	(61)

$541

As disclosed in Note 1, the cumulative affect adjustment for adoption of SFAS No. 158 reduced stockholders’ equity by $357,000 and increased deferred tax asset by $184,000.

The accumulated benefit obligation was $2,219,000 and $1,928,000 at year-end 2006 and 2005.

The weighted-average discount rate used in determining the benefit obligation was 5.75% for 2006, 5.50% for 2005, and 5.75% for 2004. The weighted average discount rate used in determining the net periodic benefit cost was 5.50% in 2006, 5.75% in 2005, and 6.00% in 2004.

The assumed rate of increase for 2007 in per capita cost of covered benefits is 11.0% for medical benefits, 7.5% for dental benefits, and 3% for vision benefits. The rate for medical and dental benefits was assumed to decrease gradually to 5.0% in 2019, while the rate for vision benefits was assumed to be constant at 3%.

Assumed health-care-cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health-care-cost trend rates would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components	$69	$(53)

Effect on benefit obligation	$464	$(365)

The Company does not expect to make contributions in excess of benefits payments in 2007. The following benefits payments, which reflect expected future service, are expected (in thousands):

2007	$44
2008	49
2009	55
2010	62
2011	69
2012	77
2013-2017	609

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14:	Leases

The Company leases premises and parking facilities for the Eastlake and Lynnwood offices from PEMCO Mutual Insurance Company under leases expiring from March 31, 2007 to October 31, 2009. The Company leases the Federal Way, South Lake Union, Bellevue, and Third & Seneca premises from other parties. These leases expire June 30, 2008, August 31, 2009, May 31, 2011, and April 30, 2015, respectively. Total rental expense, including amounts paid under month-to-month cancelable leases, amounted to $753,000, $678,000, and $575,000 for 2006, 2005, and 2004, respectively.

The future minimum rental commitments as of December 31, 2006 for all noncancelable leases are as follows (in thousands):

2007	$635
2008	591
2009	554
2010	481
2011	424
Thereafter	865

Total	$3,550

Note 15:	Agreements with Related Parties

The Company shares common services and support activities with other companies located at PEMCO Financial Center. Those companies include PEMCO Insurance Company, PEMCO Mutual Insurance Company, PEMCO Life Insurance Company, PEMCO Foundation, Inc., PEMCO Corporation, PCCS, Inc., PEMCO Technology Services, Inc., Public Employees Insurance Agency, Inc., and School Employees Credit Union of Washington. Such shared functions include human resources, employee benefits, legal services, and purchasing. Total costs associated with these shared services amounted to $224,000 $239,000, and $256,000 for 2006, 2005, and 2004, respectively.

In addition, data processing expense for services provided by PCCS, Inc., PEMCO Corporation, PEMCO Mutual Insurance Company, and PEMCO Technology Services, Inc. for 2006, 2005, and 2004 was $430,000, $346,000, and $346,000, respectively.

At December 31, 2006, approximately 10 percent of the Company’s deposits are from other companies located at PEMCO Financial Center.

At December 31, 2006 approximately 4 percent of the Company’s total deposits are from senior officers, executives, or directors of the Company.

Two of the members of the Boards of Directors of the Bancorp and the Bank are also directors of one or more of the other companies located at PEMCO Financial Center, except for the School Employees Credit Union of Washington.

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

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The distribution of commitments to extend credit approximates the distribution of loans outstanding as set forth in Note 4. Commercial and standby letters of credit and similar arrangements are granted primarily to commercial borrowers.

The Company is not aware of any claims or lawsuits that would have a materially adverse effect on the financial position of the Company.

The Company’s significant commitments and contingent liabilities at December 31 were as follows (in thousands):

	2006		2005
	Fixed	Variable	Fixed	Variable

Lines of credit	$9,523	$71,785	$6,696	$40,250
Commitments to extend credit	2,750	133	—	5,340
Standby letters of credit and similar arrangements	—	339	—	145

Commitments to make loans are generally made for periods of 30 days or less. As of December 31, 2006, the Company had one fixed rate loan commitment with an interest rate of 7.25% and a term of five years.

Note 17:	Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31 were as follows (in thousands):

	2006		2005
	Book	Fair	Book	Fair
	Value	Value	Value	Value

Financial assets
Cash and cash equivalents	$11,903	$11,903	$17,302	$17,302
Securities available-for-sale	29,531	29,531	33,550	33,550
Net loans	289,665	290,101	187,132	185,596
Accrued interest receivable	1,454	1,454	931	931
Financial liabilities
Deposits	$256,435	$256,520	$199,890	$199,820
Advances from Federal Home Loan Bank	46,805	46,894	23,849	23,702
Junior subordinated debt	12,217	12,217	5,000	5,000
Accrued interest payable	920	920	347	347

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, FHLB stock, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual capital amounts (in thousands) and ratios of the Company and the Bank are presented in the table below.

					Minimum to be
					Well Capitalized
			Minimum for		Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006
Total capital (to risk-weighted assets) Consolidated	$39,310	13.20%	$23,819	8.00%	N/A	N/A
Bank	38,504	12.94	23,795	8.00	$29,744	10.00%
Tier 1 capital (to risk-weighted assets) Consolidated	32,412	10.89	11,910	4.00	N/A	N/A
Bank	35,720	12.01	11,898	4.00	17,847	6.00
Tier 1 capital (to average assets)(1) Consolidated	32,412	9.92	13,074	4.00	N/A	N/A
Bank	35,720	11.15	12,817	4.00	16,022	5.00
December 31, 2005
Total capital (to risk-weighted assets) Consolidated	$24,997	12.55%	$15,939	8.00%	N/A	N/A
Bank	24,626	12.39	15,898	8.00	$19,873	10.00%
Tier 1 capital (to risk-weighted assets) Consolidated	22,941	11.51	7,953	4.00	N/A	N/A
Bank	22,570	11.36	7,949	4.00	11,924	6.00
Tier 1 capital (to average assets)(1) Consolidated	22,941	10.25	8,952	4.00	N/A	N/A
Bank	22,570	10.10	8,935	4.00	11,169	5.00

(1)	Also referred to as the leverage ratio

Note 19:	Condensed Financial Statements of Bancorp

The following are condensed balance sheets at December 31, 2006 and 2005 and the related condensed statements of income and cash flows for the years ended December 31, 2006, 2005 and 2004.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED BALANCE SHEETS (in thousands):

	2006	2005

Assets
Due from EvergreenBank	$663	$285
Investment in EvergreenBank	35,267	22,365
Other assets	548	413

Total assets	$36,478	$23,063

Liabilities and Stockholders’ Equity

Stockholders’ equity	$23,819	$17,736
Junior subordinated debt	12,217	5,000
Other liabilities	442	327

Total liabilities and stockholders’ equity	$36,478	$23,063

CONDENSED STATEMENTS OF INCOME (in thousands):

	2006	2005	2004

Dividend income from EvergreenBank	$845	$870	$495
Interest expense	491	345	253
Other expense	577	453	370

Income (loss) before income taxes and equity in undistributed income of EvergreenBank	(223)	72	(128)
Income tax benefit	366	243	208
Equity in undistributed income of EvergreenBank	1,676	651	1,202

Net income	$1,819	$966	$1,282

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS (in thousands):

	2006	2005	2004

Cash flows from operating activities
Net income	$1,819	$966	$1,282
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of EvergreenBank	(1,676)	(651)	(1,202)
Stock option compensation expense	123		—
Other changes, net	233	(75)	146

Net cash provided by operating activities	499	240	226
Cash flows from investing activities
Capital contributed to EvergreenBank	(11,547)	—	—
Investment in EvergreenBancorp Capital Trust II	(217)	—	—

Cash flows used in investing activities	(11,764)	—	—
Cash flows from financing activities
Payment of dividends	(502)	(457)	(382)
Repurchase of fractional shares	—	(7)	(7)
Proceeds from issuance of subordinated debt	7,217	—	—
Proceeds from equity offering, net of offering costs	4,547	—	—
Proceeds from the issuance of common stock	381	71	69

Net cash provided by (used in) financing activities	11,643	(393)	(320)

Net increase (decrease) in cash	378	(153)	(94)
Cash on deposit with EvergreenBank at beginning of year	285	438	532

Cash on deposit with EvergreenBank at end of year	$663	$285	$438

Note 20:	Selected Quarterly Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2006
Interest income	$4,253	$4,834	$5,540	$6,159
Net interest income	2,801	2,981	3,258	3,495
Net income	318	391	517	593
Basic earnings per share	0.16	0.20	0.26	0.28
Diluted earnings per share	0.16	0.19	0.25	0.27
2005
Interest income	$3,179	$3,287	$3,513	$3,733
Net interest income	2,461	2,498	2,608	2,696
Net income	299	214	201	252
Basic earnings per share	0.15	0.10	0.10	0.13
Diluted earnings per share	0.15	0.10	0.10	0.12

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance

Information regarding directors and executive officers is included in Bancorp’s Proxy Statement for its 2007 Annual Meeting of Shareholders (“the Proxy Statement”) under the heading “Business at the Meeting-Information Regarding Nominees and Continuing Directors,” “Management,” and “Compliance with Section 16(a) Filing Requirements” and is incorporated herein by reference. References within the Proxy Statement to “the Company” refer only to Bancorp.

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

Information concerning compensation of executive officers and directors is included in Bancorp’s Proxy Statement under the headings “Compensation of Directors” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding security ownership of certain beneficial owners and management is included in Bancorp’s Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included in Bancorp’s Proxy Statement under the heading entitled “Transactions with Management” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding the fees Bancorp paid to its independent accountants, Crowe Chizek and Company LLC, during 2006 is included in Bancorp’s Proxy Statement under the heading “Independent Registered Public Accounting Firm” and the information included therein is incorporated herein by reference.

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

(b) Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Registrant dated July 25, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)
3.2	Bylaws of Registrant dated February 14, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)
10.1	Second Amended and Restated 2000 Stock Option and Equity Compensation Plan dated April 20, 2006
10.2	Incentive Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed August 20, 2001; Reg. No. 333-67956)
10.3	Nonqualified Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed August 20, 2001; Reg. No. 333-67956)
10.4	Directors Nonqualified Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed August 20, 2001; Reg. No. 333-67956)
10.5	PEMCO Deferred Compensation Plan dated as of December 17, 1998 and adopted by Registrant effective June 20, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)
10.6	PEMCO Directors’ Deferred Compensation Plan dated as of December 17, 1998 and adopted by Registrant effective June 20, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)
10.7	Form of Change of Control Severance Agreement effective May 24, 2005 between the Bank and Gerald O. Hatler (incorporated by reference to Registrant’s Form 8-K filed May 27, 2005)
10.8	Form of Change of Control Severance Agreement effective February 2, 2006 between the Bank and each of Michelle P. Worden and Valerie K. Blake (incorporated by reference to Registrant’s Form 8-K filed February 8, 2006)
10.9	Form of Change of Control Severance Agreement effective September 21, 2006 between the Bank and Gordon D. Browning (incorporated by reference to the Registrant’s Form 8-K filed September 27, 2006)
10.10	Form of Change of Control Severance Agreement effective October 24, 2006 between the Bank and Michael H. Tibbits (incorporated by reference to the Registrant’s Form 8-K filed October 26, 2006)
10.11	Transition Agreement between EvergreenBank and William G. Filer dated June 8, 2006 (incorporated by reference to Exhibit 10-1 of the Registrant’s Current Report on Form 8-K filed June 12, 2006)
10.12	Form of Restricted Stock Award Agreement
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003)

Exhibit No.	Description

21	Subsidiaries of the Registrant
23.1	Independent Auditors’ Consent — Crowe Chizek and Company LLC
31.1	Certification of Chief Executive Officer of Registrant required by Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Registrant required by Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Registrant required by 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Registrant required by 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2006.

EVERGREENBANCORP, INC.

By:	/s/ GERALD O. HATLER
Gerald O. Hatler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 15th day of March, 2006.

Signature	Title

/s/ GERALD O. HATLER Gerald O. Hatler	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ GORDON D. BROWNING Gordon D. Browning	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ RICHARD W. BALDWIN Richard W. Baldwin	Director

/s/ CRAIG O. DAWSON Craig O. Dawson	Director

/s/ C. DON FILER C. Don Filer	Director

/s/ CAROLE J. GRISHAM Carole J. Grisham	Director

/s/ ROBERT J. GROSSMAN Robert J. Grossman	Director

/s/ STAN W. MCNAUGHTON Stan W. McNaughton	Director

/s/ RUSSEL E. OLSON Russel E. Olson	Director

/s/ JOSEPH M. PHILLIPS Joseph M. Phillips	Director