Form 10-K/A
period 2006-12-31
EVERGREENBANCORP INC
filed 2007-03-16
CIK 1143566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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
     The number of shares outstanding of the registrant’s no par value common stock as of March 8, 2007 was 2,353,262 shares.

EXPLANATORY NOTE
     On March 15, 2007, EvergreenBancorp, Inc. (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2006 (the “2006 Form 10-K”). It has come to the Company’s attention that the Signature Page to the 2006 Form 10-K contained the incorrect date of March 15, 2006, rather than March 15, 2007. The purpose of this amendment on Form 10-K/A is to file the corrected Signature Page to the 2006 Form 10-K. With this amendment on Form 10-K/A, we are also filing updated Exhibits to the 2006 Form 10-K, specifically, the certifications required by the Company’s executive officers pursuant to the Sarbanes-Oxley Act. No other amendments or changes are or were made to the 2006 Form 10-K. This amendment does not reflect events occurring after the filing of the original Form 10-K, does not update disclosures contained in the original Form 10-K, and does not modify or amend the original Form 10-K except as specifically described in this explanatory note.

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
     (b) Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Registrant dated July 25, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)
3.2	Bylaws of Registrant dated February 14, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)
10.1 *	Second Amended and Restated 2000 Stock Option and Equity Compensation Plan dated April 20, 2006
10.2	Incentive Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed August 20, 2001; Reg. No. 333-67956)
10.3	Nonqualified Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed August 20, 2001; Reg. No. 333-67956)
10.4	Directors Nonqualified Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed August 20, 2001; Reg. No. 333-67956)
10.5	PEMCO Deferred Compensation Plan dated as of December 17, 1998 and adopted by Registrant effective June 20, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)
10.6	PEMCO Directors’ Deferred Compensation Plan dated as of December 17, 1998 and adopted by Registrant effective June 20, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)
10.7	Form of Change of Control Severance Agreement effective May 24, 2005 between the Bank and Gerald O. Hatler (incorporated by reference to Registrant’s Form 8-K filed May 27, 2005)
10.8	Form of Change of Control Severance Agreement effective February 2, 2006 between the Bank and each of Michelle P. Worden and Valerie K. Blake (incorporated by reference to Registrant’s Form 8-K filed February 8, 2006)
10.9	Form of Change of Control Severance Agreement effective September 21, 2006 between the Bank and Gordon D. Browning (incorporated by reference to the Registrant’s Form 8-K filed September 27, 2006)
10.10	Form of Change of Control Severance Agreement effective October 24, 2006 between the Bank and Michael H. Tibbits (incorporated by reference to the Registrant’s Form 8-K filed October 26, 2006)
10.11	Transition Agreement between EvergreenBank and William G. Filer dated June 8, 2006 (incorporated by reference to Exhibit 10-1 of the Registrant’s Current Report on Form 8-K filed June 12, 2006)
10.12 *	Form of Restricted Stock Award Agreement
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003)
21 *	Subsidiaries of the Registrant
23.1 *	Independent Auditors’ Consent — Crowe Chizek and Company LLC
31.1	Certification of Chief Executive Officer of Registrant required by Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Registrant required by Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Registrant required by 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Registrant required by 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously Filed

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March 2007.

EVERGREENBANCORP, INC.
By:	/s/ GERALD O. HATLER
Gerald O. Hatler
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 15th day of March 2007.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March 2007.

EVERGREENBANCORP, INC.
By:	/s/ GORDON D. BROWNING
Gordon D. Browning
Executive Vice President and Chief Financial Officer