Form 10-Q
period 2007-03-31
EVERGREENBANCORP INC
filed 2007-05-09
CIK 1143566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☑
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, no par value, outstanding as of May 4, 2007: 2,356,892 shares
No Preferred Stock was issued or outstanding.

PART I
FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Financial Statements
Unaudited Consolidated Balance Sheets — March 31, 2007 and December 31, 2006
Unaudited Consolidated Statements of Income — For the three months ended March 31, 2007 and 2006
Unaudited Consolidated Statements of Stockholders’ Equity — For the three months ended March 31, 2007 and 2006
Unaudited Consolidated Statements of Comprehensive Income — For the three months ended March 31, 2007 and 2006
Unaudited Consolidated Statements of Cash Flows — For the three months ended March 31, 2007 and 2006
Notes to Unaudited Consolidated Financial Information
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$7,024	$9,160
Federal funds sold	3,090	1,983
Interest-bearing deposits in financial institutions	2,540	760

Total cash and cash equivalents	12,654	11,903

Securities available-for-sale	29,097	29,531

Loans	311,403	292,449
Allowance for loan losses	(2,983)	(2,784)

Net loans	308,420	289,665
Premises and equipment	3,031	3,078
Cash surrender value of bank owned life insurance	5,372	5,316
Accrued interest and other assets	5,736	4,027

Total assets	$364,310	$343,520

Liabilities
Deposits
Noninterest-bearing	59,296	55,373
Interest-bearing	234,519	201,062

Total deposits	293,815	256,435
Federal Home Loan Bank advances	29,557	46,805
Junior subordinated debt	12,217	12,217
Accrued expenses and other liabilities	4,338	4,244

Total liabilities	339,927	319,701

Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 2,353,262 shares issued at March 31, 2007 and December 31, 2006	21,154	21,129
Retained earnings	3,944	3,453
Accumulated other comprehensive loss	(715)	(763)

Total stockholders’ equity	24,383	23,819

Total liabilities and stockholders’ equity	$364,310	$343,520

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2007 and 2006
(in thousands, except per share data)

	March 31,	March 31,
	2007	2006
Interest income
Loans, including fees	$6,395	$3,921
Taxable securities	288	275
Tax exempt securities	32	34
Federal funds sold and other	36	23

Total interest income	6,751	4,253

Interest expense
Deposits	2,171	926
Federal funds purchased	36	21
Federal Home Loan Bank advances	671	405
Junior subordinated debt	234	100

Total interest expense	3,112	1,452

Net interest income	3,639	2,801

Provision for loan losses	263	168

Net interest income after provision for loan losses	3,376	2,633

Noninterest income
Service charges on deposit accounts	335	255
Merchant credit card processing	44	33
Other commissions and fees	14	34
Net earnings on bank owned life insurance	56	56
Other noninterest income	26	32

Total noninterest income	475	410

Noninterest expense
Salaries and employee benefits	1,457	1,344
Occupancy and equipment	479	435
Data processing	206	203
Professional fees	96	51
Marketing	61	75
State revenue and sales tax expense	107	77
Other noninterest expense	489	410

Total noninterest expense	2,895	2,595

Income before income taxes	956	448

Income tax expense	300	130

Net income	$656	$318

Basic earnings per share	$0.28	$0.16

Diluted earnings per share	$0.27	$0.16

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended March 31, 2007, and 2006
(in thousands, except share and per share data)

		Common		Accumulated
	Common	stock		other
	stock	and	Retained	comprehensive	Total
	shares	surplus	earnings	income/(loss)	stockholders’ equity
Balance at January 1, 2006	2,000,467	$16,005	$2,136	$(456)	$17,685

Comprehensive income
Net income	—	—	318	—	318
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(40)	(40)

Total comprehensive income					278

Cash dividends ($.060 per share)	—	—	(120)	—	(120)
Exercise of stock options	—	—	—	—	—
Stock options earned	—	34	—	—	34

Balance at March 31, 2006	2,000,467	$16,039	$2,334	$(496)	$17,877

		Common		Accumulated
	Common	stock		other
	stock	and	Retained	comprehensive	Total
	shares	surplus	earnings	income/(loss)	stockholders’ equity
Balance at January 1, 2007	2,353,262	$21,129	$3,453	$(763)	$23,819

Comprehensive income
Net income	—	—	656	—	656
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	48	48

Total comprehensive income					704

Cash dividends ($.070 per share)	—	—	(165)	—	(165)
Stock options earned	—	25	—	—	25

Balance at March 31, 2007	2,353,262	$21,154	$3,944	$(715)	$24,383

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three months ended March 31, 2007 and 2006
(in thousands)

	March 31,	March 31,
	2007	2006
Net income	$656	$318

Other comprehensive income:
Change in unrealized gain (loss) on securities available-for-sale	73	(61)
Reclassification adjustment for gains included in net income	—	—

Net unrealized gains (losses)	73	(61)
Tax effect	(25)	21

Total other comprehensive income (loss)	48	(40)

Total comprehensive income	$704	$278

See accompanying notes to unaudited consolidated financial statements

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2007, and 2006
(in thousands)

	March 31,	March 31,
	2007	2006
Cash flows from operating activities
Net income	$656	$318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	230	219
Provision for loan losses	263	168
Amortization of premiums and discounts on securities	7	11
Net earnings on bank owned life insurance	(56)	(56)
Stock option compensation expense	25	34
Other changes, net	(1,640)	47

Net cash provided by operating activities	(515)	741
Cash flows from investing activities
Proceeds from sales, maturities and principal payments on securities available-for-sale	500	179
Net loan originations	(19,018)	(16,806)
Purchases of loans	—	(5,753)
Purchases of securities available-for-sale	—	(133)
Purchases of premises and equipment	(183)	(33)

Net cash provided by investing activities	(18,701)	(22,546)
Cash flows from financing activities
Net increase in deposits	37,380	9,640
Proceeds from Federal Home Loan Bank advances	86,310	60,820
Repayments of Federal Home Loan Bank advances	(103,558)	(51,036)
Dividends paid	(165)	(120)

Net cash provided by financing activities	19,967	19,304

Net increase in cash and cash equivalents	751	(2,501)
Cash and cash equivalents at beginning of period	11,903	17,302

Cash and cash equivalents at end of period	$12,654	$14,801

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
Bancorp and the Bank are collectively referred to as “the Company.” EvergreenBancorp Capital Trust I (“Trust I”) and EvergreenBancorp Statutory Trust II (“Trust II”) are special purpose business trusts formed by Bancorp in May 2002 and November 2006, respectively, to raise capital through trust preferred securities offerings. Under current accounting guidance, FASB Interpretation No. 46, as revised in December 2003, Trust I and Trust II are not consolidated with the Company.
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
Critical accounting policies and use of estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified certain policies as being particularly sensitive in terms of judgments and the extent to which estimates are used. These policies relate to the determination of the allowance for loan losses on loans, other than temporary impairment of securities, and the fair value of financial instruments and are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, estimates and assumptions, material differences in the results of operations or financial condition could result.
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
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact of the statement on its financial position and results of operations.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. Given the similarities between the endorsement split-dollar life insurance arrangements in EITF Issue no. 06-4 and collateral assignment split-dollar life insurance arrangements, questions have arisen regarding whether similar liability recognition models should be used to account for these types of arrangements. To address these questions, the EITF Issue No. 06-10 was issued. The objective of Issue 06-10 is to determine when and at what amount to recognize the asset, liability and related compensation costs for a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods. EITF Issue No. 06-10 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company has evaluated the impact of the issues and believes there would be no impact to the Company’s financial position and results of operations.
Effective January 1, 2007, the Company adopted the Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. The adoption of this issue did not have a material impact on the consolidated financial position or results of operations.
Effective January 1, 2007, the Company adopted the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The adoption of this statement did not have a material impact on the consolidated financial position or results of operations.
Effective January 1, 2007, the Company adopted the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. The adoption of this statement did not have a material impact on the consolidated financial position or results of operations.
Effective, January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.
The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by Federal taxing authorities (“IRS”) for years before 2003. At March 31, 2007, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.
Note 2: Stock options
Stock option and equity compensation plan. In April of 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April of 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000. In April 2006, the shareholders adopted the Second Amended 2000 Stock Option and Equity Compensation Plan (the “Second Amended 2000 Plan”) which allows greater flexibility in the type of equity compensation to be awarded and to the terms of such awards. Up to 329,724 shares of common stock may be awarded under the Second Amended 2000 Plan. Awards available under the plan are subject to adjustment for all stock dividends and stock splits paid by the Company. As of March 31, 2007, approximately 41,607 shares of common stock were available for future grant under the Second Amended 2000 Plan.
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
During the first quarter of 2007, 6,000 nonqualified stock options were granted, none were exercised, and 364 options were forfeited. The weighted average fair value of individual options granted during the first quarter of 2007 was $3.78. During the first quarter of 2006, there was no options granted or exercised, and 10,184 options were forfeited.

The fair value of options granted during the first quarter of 2007 was determined using the following weighted-average assumptions as of grant date.

2007
Risk-free interest rate	4.47%
Expected option life	6.5 years
Expected stock price volatility	20%
Dividend yield	1.8%
A summary of activity in the stock option plan for the first quarter of 2007 follows:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at the beginning of the year	207,434	$10.37
Granted	6,000	15.25
Exercised	—	—
Forfeited	(364)	8.89

Outstanding at the end of the period	213,070	$10.51	5.81 years	$1,095,180

Exercisable at the end of the period	122,502	$8.69	4.68 years	$852,614

As of March 31, 2007, there was $266,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost expected to be recognized by year is approximately $70,000 in the remainder of 2007, $81,000 in 2008, $60,000 in 2009, $39,000 in 2010, $15,000 in 2011, and $1,000 in 2012.
Note 3: Securities
Investment securities available-for-sale include $4,435,000 in mortgage-backed securities at March 31, 2007. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from the Federal Home Loan Bank of Seattle. Investment securities available-for-sale also include the AMF Ultra Short Mortgage Fund (“USM Fund,” formerly the AMF Adjustable Rate Mortgage Fund or ARM Fund) with a fair market value of $14,808,000 at March 31, 2007. There were no sales of available-for-sale securities during the first quarter of 2007 and the first quarter of 2006.
Securities with unrealized losses at March 31, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2007
(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
US agencies	$—	$—	$2,488	$(8)	$2,488	$(8)
State and political subdivisions	—	—	3,464	(43)	3,464	(43)
Mortgage-backed securities	313	(1)	3,474	(93)	3,787	(94)
AMF Ultra Short Mortgage Fund	—	—	14,808	(398)	14,808	(398)

Total temporarily impaired	$313	$(1)	$24,234	$(542)	$24,547	$(543)

December 31, 2006	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
US agencies	$—	$—	$3,477	$(27)	$3,477	$(27)
State and political subdivisions	135	(1)	3,663	(44)	3,798	(45)
Mortgage-backed securities	315	(1)	4,021	(133)	4,336	(134)
AMF Ultra Short Mortgage Fund	—	—	14,793	(413)	14,793	413)

Total temporarily impaired	$450	$(2)	$25,954	$(617)	$26,404	$(619)

At March 31, 2007 and December 31, 2006, securities with unrealized losses have an aggregate depreciation of 2.2 percent and 2.3 percent, respectively, from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, and are expected to regain the lost value with stable or declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability and intent to hold these securities until forecasted recovery, which may be maturity in some cases.
The AMF Ultra Short Mortgage Fund has market losses that are due to rising interest rates and are not the result of credit deterioration. The fund is assigned an ‘AAAf’ credit quality rating (the highest rating possible) by a nationally-recognized rating organization. When short-term rates stabilized in mid-2006, the fund’s net asset value also stabilized and has risen slightly since that time. If rates were to move downward in the future, the market value of this investment would rise accordingly. The Company has the ability and the intent to hold this investment for a period of time sufficient for a market price recovery. As a result, management does not consider the USM Fund to be other-than-temporarily impaired.

The scheduled maturities of securities available-for-sale at March 31, 2007 were as follows. Securities not due at a single maturity date are shown separately (in thousands):

	Fair Value
	March 31,	December 31,
	2007	2006
Due in one year or less	$2,825	$2,779
Due after one year through five years	4,687	5,050
Due after five years through ten years	791	791

Total	8,303	8,620
AMF Ultra Short Mortgage Fund	14,808	14,793
Mortgage-backed securities and collateralized mortgage obligations	4,435	4,567
Federal Home Loan Bank stock	1,551	1,551

Total	$29,097	$29,531

Note 4: Earnings per share
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows (in thousands, except share and per share data):

	Three months ended March 31,
	2007	2006
Income (numerator):
Net income	$656	$318

Income (denominator):
Weighted average number of common stock shares outstanding — basic	2,353,262	2,000,467
Dilutive effect of outstanding employee and director stock options	38,290	32,139

Weighted average number of common stock shares outstanding and assumed conversion — diluted	2,391,552	2,032,606
Basic earnings per share of common stock	$0.28	$0.16

Diluted earnings per share of common stock	$0.27	$0.16

Note 5: Retirement Benefits
The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15 percent of annual gross salary. For the first 6 percent, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20 percent after two years of employment, and such contributions are 100 percent vested with five years of employment. The Company’s contributions to the plan for the quarters ended March 31, 2007 and 2006 were $89,000 and $91,000, respectively.
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
Components of net periodic benefit cost

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Service cost	$33	$41
Interest cost	25	28
Expected return on plan assets	—	—
Amortization of transition obligation	—	—
Amortization of prior service cost	(5)	(1)
Recognized net actuarial (gain) loss	3	8

Net periodic benefit cost	$56	$76

In December 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158. As of December 31, 2006, the cumulative affect adjustment for adoption of SFAS No. 158 reduced stockholders’ equity by $357,000, increased deferred tax asset by $184,000 and increased other liabilities by $541,000.
For further discussion of post retirement benefits, see Note 13, “Retirement Benefits” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2006.
Note 6: Subsequent Event — Junior Subordinated Debt Offering
In April of 2007, the Company formed EvergreenBancorp Statutory Trust III (“Trust III”) a statutory trust formed under the laws of the State of Delaware. Trust III issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust III, the Company issued junior subordinated debentures to Trust III. The junior subordinated debentures are the sole assets of Trust III. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.65 percent. The junior subordinated debentures will mature in June 2037, at which time the preferred securities must be redeemed. Net proceeds from the trust preferred issuance will be used by the Company to call certain trust preferred securities issued in May 2002. The Company intends to call $5 million of junior subordinated debentures and concurrently redeem related trust preferred securities issued to the public.
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
The following discussion contains a review of the consolidated operating results and financial condition of the Company for the first quarter of 2007. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2006 and to the previous year ended December 31, 2006. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Forward-Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. EvergreenBancorp, Inc. (the “Company”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual results to differ materially from the Company’s expectation include, but are not limited to: fluctuation in interest rates and loan and deposit pricing, which could reduce the Company’s net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company’s market areas, that could increase credit-related losses and expenses; a national or local disaster, including acts of terrorism; challenges the Company may experience in retaining or replacing key executives or employees in an effective manner; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company’s provision for loan losses and related expenses; higher than anticipated costs related to business combinations and the integration of acquired businesses which may be more difficult or expensive than expected, or slower than expected earning assets growth which could extend anticipated breakeven periods relating to such strategic expansion; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company’s banking or other subsidiaries; and possible changes in tax rates, tax laws, or tax law interpretation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including its Annual Report for 2006 on Form 10-K.
RESULTS OF OPERATIONS
Overview
The profitability of the Company’s operations depends primarily on the net interest income from its banking operations and investment activities, the provision for losses on loans, noninterest income, noninterest expense, and income tax expense. Net interest income is the difference between the interest income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income includes service charges on deposit accounts, net merchant credit card processing fees, gains from sales of loans and investment securities, and investment services commissions. Noninterest expense includes operating costs such as salaries and employee benefits, occupancy and equipment, data processing, professional fees, marketing, state and local taxes, and other administrative expense.
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
Capital activities in the first quarter of 2007 included a quarterly cash dividend paid in February. Capital ratios remain strong with the equity-to-assets ratio at 6.69 percent at March 31, 2007.

Net Income
Three months ended March 31, 2007 and 2006
For the first quarter of 2007, the Company reported net income of $656,000 compared to $318,000 for the first quarter of 2006, an increase of 106 percent. The primary reason for the increase in net income was higher net interest income due to growth in average interest-bearing asset balances, and an increase in noninterest income of $65,000 due to higher income from service charges on deposit accounts. These increases were offset by a larger provision for loan losses of $263,000 for quarter ended March 31, 2007 as compared to $168,000 for quarter ended March 31, 2006 and an increase in noninterest expense of $300,000 due to the growth of the Company.
Basic and diluted earnings per common share were $0.28 and $0.27, respectively, for the first quarter of 2007, compared to $0.16 and $0.16, respectively, for the same period one year ago.
For the first quarter of 2007, return on average common equity and return on average assets was 11 percent and 0.75 percent, respectively, compared to 7 percent and 0.51 percent, respectively, for the same period one year ago.
Additional analysis of financial components is contained in the discussion that follows. Unless otherwise stated, comparisons are between the first quarter 2007 and 2006.
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
Net interest income, before the provision for loan losses, was $3,639,000 for the first quarter of 2007, compared to $2,801,000 for the same period in 2006, an increase of 30 percent. Interest income for the three months ended March 31, 2007 was $6,751,000 compared to $4,253,000 for the three months ended March 31, 2006, an increase of $2,498,000 or 59 percent. The increase in interest income was due to the growth of the average interest-earning assets, which were $336,921,000 for the quarter ended March 31, 2007 as compared with $233,610,000 for the same quarter in the prior year, an increase of $103,311,000 or 44 percent. The average yield on these assets increased 73 basis points from 7.42 percent for the quarter ended March 31, 2006 to 8.15 percent for the quarter ended March 31, 2007. The increase in the interest earnings assets and the average yield was primarily attributable to the growth in the loan portfolio. Average loans rose from $197,908,000 for the three months ended March 31, 2006 to $304,374,000 for the three months ended March 31, 2007. Yield on average loan balances increased 48 basis points from the first quarter of 2006 to the first quarter of 2007.
Offsetting the increase in interest income was an increase in interest expense, which for the three months ended March 31, 2007 was $3,112,000 compared to $1,452,000 for the three months ended March 31, 2006, an increase of $1,660,000 or 114 percent. Average interest-bearing deposits increased from $135,556,000 for the quarter ended March 31, 2006 to $207,472,000 for the same period ended March 31, 2007. The rates paid on these liabilities increased 147 basis points from 2.77 percent for the three months ended March 31, 2006 to 4.24 percent for the same period in 2007 reflecting a greater reliance on non-core funding. The average balance in Federal Home Loan Bank (“FHLB”) advances increased for the quarter ended March 31, 2007 to $51,453,000. This was a $16,595,000, or 48 percent, increase from the same period last year. Average rates paid on the FHLB advances rose 58 basis points from an average of 4.71 percent for the first quarter of 2006 to 5.29 percent for the same period this year, increasing the Company’s cost of funds. The Company completed a $7 million trust preferred securities transaction (“Trust II”) in November 2006, which caused the average balance in junior subordinated debt to increase to $12,217,000 for the three months ended March 31, 2007 from $5,000,000 for same quarter last year. Interest costs on junior subordinated debt fell from an average of 8.14 percent in the first quarter of 2006 to an average of 7.78 percent in the same period this year, primarily due to the lower rate on the Trust II. The Company continues to monitor and seeks to improve its net interest margin and in April 2007, issued additional Trust Preferred Securities through the formation of EvergreenBancorp Statutory Trust III (“Trust III”) with a favorable interest rate of 3-month LIBOR plus 1.65 percent. The purpose of Trust III was to replace the Trust Preferred Securities issued through EvergreenBancorp Capital Trust I in 2002 (“Trust I”) that carry an interest rate of LIBOR plus 3.50 percent. The Company intends to call the Trust I securities in June 2007, which is the first call date.
The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 4.40 percent for the first three months of 2007 compared to 4.90 percent for the same period one year ago. The weighted average yield on interest-earning assets was 8.15 percent for the first three months of 2007 compared to 7.42 percent in the first quarter of 2006, an increase of 73 basis points. Interest expense as a percentage of average earning assets was 3.75 percent for the first three months of 2007 compared to 2.52 percent in the first quarter of 2006, an increase of 123 basis points. The larger increase in rates paid on interest-bearing liabilities as compared with the increase in yields on interest-earning assets caused a decrease in the net interest margin. This is primarily the result of the Company’s placing more reliance on non-core funding sources due to strong loan demand.
Yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries are reviewed on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The following table shows the reconciliation between net interest income and the taxable-equivalent net interest income as of March 31, 2007 and March 31, 2006:

	March 31,
(in thousands, except ratio data)	2007	2006
Net Interest Margin

Interest income (GAAP)	$6,751	$4,253

Taxable-equivalent adjustment:

Loans	3	3

Investments	16	18

Interest income — FTE	6,770	4,274

Interest expense (GAAP)	3,112	1,452

Net interest income — FTE	$3,658	$2,822

Net interest income — (GAAP)	$3,639	$2,801

Average interest-earning assets	$336,921	$233,610

Net interest margin (GAAP)	4.38%	4.86%

Net interest margin — FTE	4.40%	4.90%
Noninterest Income/Expense
Noninterest income in the first quarter of 2007 was $475,000 compared to $410,000 in the same quarter of 2006, an increase of $65,000 or 16 percent. The increase was primarily due to higher service charges on deposit accounts, which grew $80,000, or 31 percent, to $335,000 for the first quarter of 2007. This was offset by a $20,000 decline in other commissions and fees, the result of the Company no longer offering the financial planning and investment services in 2007 that were previously offered in 2006.

Noninterest expense was $2,895,000 in the first quarter of 2007, compared to $2,595,000 in the same quarter of 2006, an increase of $300,000 or 12 percent. The increase was primarily due to a rise in salaries and benefits expense of $113,000, or 8 percent, which reflects 4 additional full-time equivalent staff (“FTE’s”) as compared with the same period in 2006. The increase of $44,000, or 10 percent, in occupancy expense was partially due to costs associated with additional depreciation and rent expense. Professional fees increased $45,000 from quarter ended March 31, 2006 to the same period in 2007. The increase is primarily due to a rise in outside legal services provided to the Company. State revenue and sales tax expense increased by $30,000 or 39 percent primarily due to increased revenues during quarter ended March 31, 2007 as compared to the same quarter in 2006. The increase in other noninterest expense of $79,000 or 19 percent is primarily related to the increased costs as a result of the growth of the Company over the past year.
Income tax expense
The Company recognized income tax expense of $300,000 during the first quarter of 2007, up from $130,000 in the same quarter of 2006, an increase of 131 percent or $170,000. The increase is primarily due to a $508,000 increase in income before income taxes over the prior period. The effective income tax rate for the first quarter of 2007 was 31 percent as compared with 29 percent for the same period in 2006.
Provision and Allowance for Loan Losses
Included in the results of operations for the quarters ended March 31, 2007 and March 31, 2006 is expense of $263,000 and $168,000, respectively, related to the provision for loan losses. The increase in the provision for loan losses in the first quarter of 2007 resulted largely from an increase in the level of credit risk inherent in the Bank’s loan portfolio. Higher overall loan volumes in the first quarter of 2007 compared with the same period in 2006 contributed to the increase, while lower loan charge-offs and a decrease in total impaired loans served to reduce the amount of the increase.
At March 31, 2007, the allowance for loan losses was $2,983,000 compared to $2,784,000 at December 31, 2006. The ratio of the allowance to total loans outstanding was 0.96 percent at March 31, 2007 and 0.95 percent at December 31, 2006.
Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, potential impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at March 31, 2007, there can be no assurance that such losses will not exceed estimated amounts.
While management is encouraged by the strength of the national and regional economy, local economic conditions could still adversely affect cash flows for both commercial and individual borrowers, as a result of which the Company could experience increases in problem assets, delinquencies and losses on loans.
FINANCIAL CONDITION
Loans
At March 31, 2007, loans totaled $311,403,000 compared to $292,449,000 at December 31, 2006, an increase of $18,954,000 or 6 percent.
At March 31, 2007, the Bank had $247,658,000 in loans secured by real estate, which includes loans primarily for a commercial purpose, secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.
The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of March 31, 2007 and December 31, 2006:
Types of Loans

	March 31,	December 31,
(in thousands)	2007	2006
Commercial	$83,519	$85,067
Real estate:
Commercial	126,650	118,070
Construction	45,774	34,813
Residential 1-4 family	36,806	36,875
Consumer and other	18,654	17,624

Total	$311,403	$292,449

Allocation of the Allowance for Loan Losses
In the following table, the allowance for loan losses at March 31, 2007 and December 31, 2006 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations.

		% of Loans in	December 31,	% of Loans in
	March 31, 2007	Each Category	2006	Each Category
(in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial	$941	27	$919	29
Real estate:
Commercial	1,239	41	1,120	40
Construction	500	15	440	12
Residential 1-4 family	35	12	36	13
Consumer and other	268	5	269	6

Total	$2,983	100	$2,784	100

% of Loan portfolio	0.96%		0.95%

This analysis of the allowance for loan losses should not be interpreted as an indication that chargeoffs will occur in these amounts or proportions, or that the allocation indicates future chargeoff trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

Analysis of Allowance for Loan Losses
The following table summarizes activity in the allowance for loan losses and details the chargeoffs, recoveries and net loan losses by loan category.

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2007	March 31, 2006
Beginning Balance	$2,784	$2,056

Chargeoffs:
Commercial	(44)	—
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	(29)	—

Total chargeoffs	(73)	—

Recoveries:
Commercial	7	2
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	2	3

Total Recoveries	9	5

Net (chargeoffs) recoveries	(64)	5
Provision	263	168

Ending balance	$2,983	$2,229

Non-performing loans were $421,000 at March 31, 2007 as compared to $497,000 at December 31, 2006. Non-performing loans to total loans ratio stood at 0.14 percent at March 31, 2007 as compared to 0.17 percent at December 31, 2006. Impaired loans were $59,000 at March 31, 2007 as compared to $123,000 at December 31, 2006. The decline in non-performing and impaired loans was primarily related to the charge off of two commercial credits during the first quarter of 2007 that were on non-accrual status at December 31, 2006.
Investments
At March 31, 2007, investments totaled $29,097,000, a decrease of $434,000 or 2 percent from $29,531,000 at December 31, 2006. The decrease in investments was primarily due to maturities and principal payments on securities available-for-sale.
For more information regarding securities see Note 3 “Securities” to the unaudited consolidated financial statements.

Deposits
At March 31, 2007, total deposits were $293,815,000, compared to $256,435,000 at December 31, 2006. This represents a 15 percent increase from December 31, 2006. Non-interest-bearing deposits totaled $59,296,000 at March 31, 2007 compared to $55,373,000 at December 31, 2006, an increase of $3,923,000 or 7 percent. Interest-bearing deposits totaled $234,519,000 at March 31, 2007, compared to $201,062,000 at December 31, 2006, an increase of $33,457,000, or 17 percent. Approximately $28,228,000 or 84 percent of the net growth in interest-bearing deposits in the first quarter of 2007 was through the use of non-retail deposit sources, including brokered and bulletin board certificates of deposit.
Borrowings and Junior Subordinated Debt
At March 31, 2007, the Bank’s Federal Home Loan Bank advances were $29,557,000 compared to $46,805,000 at December 31, 2006, representing a 37 percent decrease. This decrease is due to net repayment of advances during the quarter.
At March 31, 2007 and December 31, 2006, the Company had junior subordinated debt totaling $12,217,000. For discussion of Trust III, see Note 6, “Subsequent Events — Junior Subordinated Debt Offering” to the unaudited consolidated financial statements.
For discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 8, “Borrowings and Junior Subordinated Debt” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2006.
Stockholders’ Equity and Capital Resources
Stockholders’ equity totaled $24,383,000 at March 31, 2007 an increase of $564,000 or 2 percent from December 31, 2006. Current earnings were $656,000 and dividends paid were $165,000 for the three months ended March 31, 2007. The change in unrealized losses on securities available-for-sale, net of deferred taxes, increased total stockholders’ equity by $48,000. Equity increased by $25,000 in common stock and surplus due to the recognition of stock option compensation costs relating to SFAS 123R expense for the first quarter of 2007.
Beginning stockholders’ equity at January 1, 2006 was adjusted by $51,000 as a result of a cumulative affect adjustment for the Company’s adoption of Staff Accounting Bulletin (“SAB”) No. 108. For further discussion of the Company’s adoption of SAB No. 108, see Note 1 “Summary of Significant Accounting Policies” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2006.
Book value per share was $10.36 at March 31, 2007 and $10.12 at December 31, 2006. Book value per share is calculated by dividing total equity by total shares outstanding.

The following table displays the capital ratios at March 31, 2007 and December 31, 2006 for the Company and the Bank. As the table illustrates, the capital ratios exceed those required to be considered well-capitalized.

					Minimum to Be
					Well Capitalized
			Minimum for		Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(in thousands, except ratio data)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007
Total capital (to risk-weighted assets)
Consolidated	$40,035	12.26%	$26,130	8.00%	N/A	N/A
Bank	39,457	12.37	25,524	8.00	$31,906	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	33,113	10.14	13,065	4.00	N/A	N/A
Bank	36,474	11.43	12,762	4.00	19,143	6.00
Tier 1 capital (to average assets)(1) Consolidated	33,113	9.25	14,324	4.00	N/A	N/A
Bank	36,474	10.31	14,158	4.00	17,697	5.00

December 31, 2006
Total capital (to risk-weighted assets) Consolidated	$39,310	13.20%	$23,819	8.00%	N/A	N/A
Bank	38,504	12.94	23,795	8.00	$29,744	10.00%
Tier 1 capital (to risk-weighted assets) Consolidated	32,412	10.89	11,910	4.00	N/A	N/A
Bank	35,720	12.01	11,898	4.00	17,847	6.00
Tier 1 capital (to average assets)(1) Consolidated	32,412	9.92	13,074	4.00	N/A	N/A
Bank	35,720	11.15	12,817	4.00	16,022	5.00

(1)	Also referred to as the leverage ratio
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
At March 31, 2007, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $84,915,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.
For additional information regarding off-balance sheet items, refer to Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2006.

The following table summarizes the Company’s significant contractual obligations and commitments at March 31, 2007:

	Within			After
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Federal Home Loan Bank advances	$5,371	$10,186	$5,000	$9,000	$29,557
Junior subordinated debt *	—	—	—	17,372	17,372
Time deposits	124,370	18,008	4,696	259	147,333
Operating leases	717	1,336	1,122	771	3,946

Total	$130,458	$29,530	$10,818	$27,402	$198,208

* $5,155,000 of the junior subordinated debt is related to Trust III. For discussion of Trust III, see Note 6, “Subsequent Events — Junior     Subordinated Debt Offering” to the unaudited consolidated financials.
Liquidity
Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liability management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.
In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. Approximately ten percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings, and planned cash flows, maturities and sales of investments and loans.
The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended March 31, 2007 and 2006. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The analysis of the potential impact of rate on net interest income is indicated in the table below.
Net interest income analysis as of March 31, 2007:
In thousands; rate changes in basis points (bp) = 1/100 of 1%.

	ANNUALIZED DOLLAR CHANGE
IMMEDIATE RATE CHANGE	IN NET INTEREST INCOME	PERCENT CHANGE
+200bp	$937	6.45%
+100bp	449	3.09
+ 50bp	225	1.55
- 50bp	(239)	(1.65)
-100bp	(478)	(3.29)
-200bp	(919)	(6.33)
The table above indicates, for example, that the estimated effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by an estimated 3.09 percent or approximately $449,000.

An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 3.29 percent or approximately $478,000.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2007. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Dated: May 9, 2007
EVERGREENBANCORP, INC.

/s/ Gordon D. Browning Gordon D. Browning
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)