Form 10-Q
period 2007-06-30
EVERGREENBANCORP INC
filed 2007-08-09
CIK 1143566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act
For the transition period from                      to
Commission File No. 000-32915
EVERGREENBANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON	91-2097262

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
1111 Third Avenue, Suite 2100
Seattle, Washington 98101
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
Common Stock, no par value, outstanding as of August 8, 2007: 2,358,334
No Preferred Stock was issued or outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$6,604	$9,160
Federal funds sold	414	1,983
Interest-bearing deposits in financial institutions	6,963	760

Total cash and cash equivalents	13,981	11,903
Securities available-for-sale	27,643	29,531
Loans	333,925	292,449
Allowance for loan losses	(3,251)	(2,784)

Net loans	330,674	289,665
Premises and equipment	3,247	3,078
Cash surrender value of bank owned life insurance	5,430	5,316
Accrued interest and other assets	5,647	4,027

Total assets	$386,622	$343,520

Liabilities
Deposits
Noninterest-bearing	$52,372	$55,373
Interest-bearing	247,862	201,062

Total deposits	300,234	256,435
Federal Home Loan Bank advances	39,361	46,805
Junior subordinated debt	17,372	12,217
Accrued expenses and other liabilities	4,720	4,244

Total liabilities	361,687	319,701

Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 2,358,334 shares issued at June 30, 2007; 2,353,262 shares issued at December 31, 2006	21,240	21,129
Retained earnings	4,527	3,453
Accumulated other comprehensive loss	(832)	(763)

Total stockholders’ equity	24,935	23,819

Total liabilities and stockholders’ equity	$386,622	$343,520

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three month and six month periods ended June 30, 2007 and 2006
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$6,861	$4,479	$13,256	$8,400
Taxable securities	284	291	572	566
Tax exempt securities	31	34	63	69
Federal funds sold and other	71	30	107	53

Total interest income	7,247	4,834	13,998	9,088

Interest expense
Deposits	2,595	1,294	4,766	2,221
Federal funds purchased	28	15	64	36
Federal Home Loan Bank advances	447	437	1,118	842
Junior subordinated debt	314	107	548	208

Total interest expense	3,384	1,853	6,496	3,307

Net interest income	3,863	2,981	7,502	5,781

Provision for loan losses	233	180	496	348

Net interest income after provision for loan losses	3,630	2,801	7,006	5,433

Noninterest income
Service charges on deposit accounts	363	300	698	555
Merchant credit card processing	48	37	92	71
Other commissions and fees	17	62	31	95
Net earnings on bank owned life insurance	59	56	115	112
Other noninterest income	34	35	60	67

Total noninterest income	521	490	996	900

Noninterest expense
Salaries and employee benefits	1,396	1,302	2,853	2,612
Occupancy and equipment	484	445	963	881
Data processing	272	208	478	411
Professional fees	96	92	192	143
Marketing	165	115	226	190
State revenue and sales tax expense	139	79	246	155
Other noninterest expense	488	506	977	949

Total noninterest expense	3,040	2,747	5,935	5,341

Income before income taxes	1,111	544	2,067	992

Income tax expense	364	153	664	283

Net income	$747	$391	$1,403	$709

Basic earnings per share	$0.32	$0.20	$0.60	$0.35

Diluted earnings per share	$0.31	$0.19	$0.59	$0.35

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2007, and 2006
(in thousands, except share and per share data)

				Accumulated
		Common		other
	Common	stock		comprehen-	Total stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income (loss)	equity
Balance at January 1, 2006	2,000,467	$16,005	$2,136	$(456)	$17,685

Comprehensive income
Net income	—	—	709	—	709
Change in net unrealized gain (loss) on securities available-for- sale, net of reclassification and tax effects	—	—	—	(99)	(99)

Total comprehensive income					610
Cash dividends ($.12 per share)	—	—	(240)	—	(240)
Exercise of stock options	10,535	118	—	—	118
Stock options earned	—	73	—	—	73

Balance at June 30, 2006	2,011,002	$16,196	$2,605	$(555)	$18,246

				Accumulated
		Common		other
	Common	stock		comprehen-	Total stock-
	stock	and	Retained	sive	holders’
	shares	surplus	earnings	income (loss)	equity
Balance at January 1, 2007	2,353,262	$21,129	$3,453	$(763)	$23,819

Comprehensive income
Net income	—	—	1,403	—	1,403
Change in net unrealized gain (loss) on securities available-for- sale, net of reclassification and tax effects	—	—	—	(69)	(69)

Total comprehensive income					1,334
Cash dividends ($.14 per share)	—	—	(329)	—	(329)
Exercise of stock options	5,072	62	—	—	62
Stock options earned	—	49	—	—	49

Balance at June 30, 2007	2,358,334	$21,240	$4,527	$(832)	$24,935

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three month and six month periods ended June 30, 2007 and 2006
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$747	$391	$1,403	$709

Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	(177)	(89)	(105)	(150)
Reclassification adjustment for gains included in net income	—	—	—	—

Net unrealized gains (losses)	(177)	(89)	(105)	(150)
Tax effect	60	30	36	51

Total other comprehensive income (loss)	(117)	(59)	$(69)	$(99)

Total comprehensive income (loss)	$630	$332	$1,334	$610

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2007, and 2006
(in thousands)

	June 30,	June 30,
	2007	2006
Cash flows from operating activities
Net income	$1,403	$709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	467	432
Provision for loan losses	496	348
Amortization of premiums and discounts on securities	17	20
Net earnings on bank owned life insurance	(115)	(112)
Stock option compensation expense	49	73
Other changes, net	(1,107)	(212)

Net cash provided by operating activities	1,210	1,258

Cash flows from investing activities
Proceeds from maturities and principal payments on securities available-for- sale	1,766	361
Net increase in loans	(41,505)	(44,895)
Purchases of securities available-for-sale	—	(133)
Purchases of premises and equipment	(636)	(42)

Net cash provided by (used in) investing activities	(40,375)	(44,709)

Cash flows from financing activities
Net increase in deposits	43,799	26,776
Proceeds from Federal Home Loan Bank advances	141,235	12,900
Repayments of Federal Home Loan Bank advances	(148,679)	(3,112)
Proceeds from the issuance of trust preferred securities	5,155	—
Proceeds from the exercise of stock options	62	118
Dividends paid	(329)	(240)

Net cash provided by financing activities	41,243	36,442

Net increase (decrease) in cash and cash equivalents	2,078	(7,009)

Cash and cash equivalents at beginning of year	11,903	17,302

Cash and cash equivalents at end of period	$13,981	$10,293

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
Bancorp and the Bank are collectively referred to as “the Company.” EvergreenBancorp Capital Trust I (“Trust I”), EvergreenBancorp Capital Trust II (“Trust II”) and EvergreenBancorp Capital Trust III (“Trust III”) are special purpose business trusts formed by Bancorp in May 2002, November 2006, and April 2007, respectively, to raise capital through trust preferred securities offerings. Under current accounting guidance, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised in December 2003, the trusts are not consolidated with the Company.
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
Newly issued accounting pronouncements. In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective for fiscal years beginning after November 15, 2007 (or January 1, 2008 for calendar-year companies) and interim periods within those fiscal years. The Company will adopt the statement on January 1, 2008. The fair value disclosures required by this statement will be effective for the first interim period in which the statement is adopted. The Company is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of SFAS No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the statement on its financial position and results of operation.
In September 2006, the FASB Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. Given the similarities between the endorsement split-dollar life insurance arrangements in EITF Issue no. 06-4 and collateral assignment split-dollar life insurance arrangements, questions have arisen regarding whether similar liability recognition models should be used to account for these types of arrangements. To address these questions, the EITF Issue No. 06-10 was issued. The objective of Issue 06-10 is to determine when and at what amount to recognize the asset, liability and related compensation costs for a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods. EITF Issue No. 06-10 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company has evaluated the impact of the issues and believes there would be no impact to the Company’s financial position and results of operations.
Effective January 1, 2007, the Company adopted the EITF finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. The adoption of this issue did not have a material impact on the consolidated financial position or results of operations.
Effective January 1, 2007, the Company adopted the FASB issued SFAS No. 155- Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The adoption of this statement did not have a material impact on the consolidated financial position or results of operations.
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
Effective January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.
The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by Federal taxing authorities (“IRS”) for years before 2003. At June 30, 2007, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2007.
Note 2: Stock options
Stock option and equity compensation plan. In April of 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April of 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000. In April of 2006, the shareholders adopted the Second Amended 2000 Stock Option and Equity Compensation Plan (the “Second Amended 2000 Plan”) which allows greater flexibility in the type of equity compensation to be awarded and to the terms of such awards. Up to 329,724 shares of common stock may be awarded under the Second Amended 2000 Plan. Awards available under the Second Amended Plan are subject to adjustment for all stock dividends and stock splits paid by the Company. As of June 30, 2007, approximately 41,607 shares of common stock were available for future grant under the Second Amended 2000 Plan.
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

During the second quarter of 2007, no stock options were granted or forfeited and 5,072 options were exercised. During the second quarter of 2006, 35,500 nonqualified options were granted, 10,535 options were exercised, and 1,677 options were forfeited.
The fair value of options granted during the first six months of 2007 and 2006 were determined using the following weighted-average assumptions as of grant date.

	Six months	Six months
	ended June 30,	ended June 30,
	2007	2006
Risk-free interest rate	4.47%	4.96%
Expected option life	6.5 years	7.5 years
Expected stock price volatility	20%	24%
Dividend yield	1.8%	1.7%
A summary of activity in the stock option plan for the six months ended June 30, 2007 follows:

		Weighted-	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at the beginning of the year	207,434	$10.37
Granted	6,000	15.25
Exercised	(5,072)	11.16
Forfeited	(364)	8.89

Outstanding at the end of the period	207,998	$10.49	5.60 years	$1,052,470

Exercisable at the end of the period	131,106	$8.59	4.70 years	$879,721

As of June 30, 2007, there was $242,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost expected to be recognized by year is approximately $46,000 in the remainder of 2007, $81,000 in 2008, $60,000 in 2009, $39,000 in 2010, $15,000 in 2011, and $1,000 in 2012.
Note 3: Securities
Investment securities available-for-sale include $4,096,000 in mortgage-backed securities at June 30, 2007. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from the Federal Home Loan Bank of Seattle. Investment securities available-for-sale also include the AMF Ultra Short Mortgage Fund (“USM Fund,” formerly the AMF Adjustable Rate Mortgage Fund or ARM Fund) with a fair market value of $14,732,000 at June 30, 2007.
Securities with unrealized losses at June 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

June 30, 2007

	Less than 12 Months		12 Months or More		Total
(in thousands)		Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Fair Value	Loss	Value	Loss	Value	Loss
US agencies	$1,985	$(15)	$1,496	$(5)	$3,481	$(20)
State and political subdivisions	338	(5)	3,446	(61)	3,784	(66)
Mortgage-backed securities	296	(1)	3,528	(158)	3,824	(159)
AMF Ultra Short Mortgage Fund	—	—	14,732	(475)	14,732	(475)

Total temporarily impaired	$2,619	$(21)	$23,202	$(699)	$25,821	$(720)

December 31, 2006

	Less than 12 Months		12 Months or More		Total
(in thousands)		Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Fair Value	Loss	Value	Loss	Value	Loss
US agencies	$—	$—	$3,477	$(27)	$3,477	$(27)
State and political subdivisions	135	(1)	3,663	(44)	3,798	(45)
Mortgage-backed securities	315	(1)	4,021	(133)	4,336	(134)
AMF Ultra Short Mortgage Fund	—	—	14,793	(413)	14,793	(413)

Total temporarily impaired	$450	$(2)	$25,954	$(617)	$26,404	$(619)

At June 30, 2007 and December 31, 2006, securities with unrealized losses have an aggregate depreciation of 2.7 percent and 2.3 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, and are expected to regain the lost value with declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability and intent to hold these securities until forecasted recovery, which may be maturity in some cases.
The AMF Ultra Short Mortgage Fund has market losses that are due to rising interest rates and are not the result of credit deterioration. The fund is assigned an ‘AAAf’ credit quality rating (the highest rating possible) by a nationally-recognized rating organization. When short-term rates stabilized in mid-2006, the fund’s net asset value also stabilized and has fluctuated since that time, along with variation in short-term rates. If rates were to move downward in the future, the market value of this investment would rise accordingly. The Company has the ability and the intent to hold this investment for a period of time sufficient for a market price recovery. As a result, management does not consider the USM Fund to be other-than-temporarily impaired.
Note 4: Earnings per share
Basic earnings per share of common stock is computed on the basis of the weighted average number of common stock shares outstanding. Diluted earnings per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options. All computations of basic and diluted earnings per share are adjusted for all applicable stock splits and dividends effected on the Company’s common stock and exclude shares considered to be antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows (in thousands, except share and per share data):

	Three months ended June 30,
	2007	2006
Income (numerator):
Net income	$747	$391

Income (denominator):
Weighted average number of common stock shares outstanding – basic	2,357,308	2,005,981
Dilutive effect of outstanding employee and director stock options	38,519	25,279

Weighted average number of common stock shares outstanding and assumed conversion – diluted	2,395,827	2,031,260

Basic earnings per share	$0.32	$0.20

Diluted earnings per share	$0.31	$0.19

	Six months ended June 30,
	2007	2006
Income (numerator):
Net income	$1,403	$709

Income (denominator):
Weighted average number of common stock shares outstanding – basic	2,355,108	2,007,153
Dilutive effect of outstanding employee and director stock options	40,760	21,994

Weighted average number of common stock shares outstanding and assumed conversion – diluted	2,395,868	2,029,147

Basic earnings per share of common stock	$0.60	$0.35

Diluted earnings per share of common stock	$0.59	$0.35

Note 5: Retirement Benefits
The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15 percent of gross salary per month. For the first 6 percent, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20 percent after two years of employment, and such contributions are 100 percent vested with five years of employment. The Company’s contributions to the plan for the quarters ended June 30, 2007 and 2006 were $101,000 and $88,000, respectively. Contributions to the plan for the first six months of 2007 were $190,000 and $179,000 for the same period in 2006.
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

Components of net periodic benefit cost

	Three months		Six months
	ended June 30,		ended June 30,
(in thousands)	2007	2006	2007	2006
Service cost	$33	$41	$66	$82
Interest cost	25	28	50	56
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	(5)	(1)	(10)	(2)
Recognized net actuarial (gain) loss	3	8	6	16

Net periodic benefit cost	$56	$76	$112	$152

Note 6: Junior Subordinated Debt
In April of 2007, the Company formed EvergreenBancorp Statutory Trust III (“Trust III”) a statutory trust formed under the laws of the State of Delaware. Trust III issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust III, the Company issued junior subordinated debentures to Trust III. The junior subordinated debentures are the sole assets of Trust III. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.65 percent. The junior subordinated debentures are redeemable at par beginning in December 2011; the debentures will mature in June 2037, at which time the preferred securities must be redeemed.
Note 7: Subsequent Events – Junior Subordinated Debt
In July of 2007, the Company used the net proceeds from the trust preferred issuance to call $5 million of trust preferred securities issued in May 2002 and concurrently redeemed related trust preferred securities issued to the public.
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
The following discussion contains a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended June 30, 2007. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2006 and to the previous year ended December 31, 2006. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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
Capital activities in the second quarter of 2007 included a quarterly cash dividend paid in May. Capital ratios remain strong with the equity-to-assets ratio at 6.45 percent at June 30, 2007.

Net Income
Three months and six months ended June 30, 2007 and 2006
For the second quarter of 2007, the Company reported net income of $747,000 compared to $391,000 for the second quarter of 2006, an increase of 91 percent. The primary reason for the increase in net income was higher net interest income due to growth in real estate commercial and construction loans. In order to fund loan growth, the Company employed brokered deposits, advances from the Federal Home Loan Bank and funds from newly issued trust preferred securities. The increase in interest income was offset by larger provision for loan losses of $233,000 for the quarter ended June 30, 2007 as compared to $180,000 for the quarter ended June 30, 2006 and an increase in noninterest expense of $293,000 attributable to growth in the Company.
Basic and diluted earnings per common share for the second quarter of 2007 were $0.32 and $0.31, respectively, compared to $0.20 and $0.19, respectively, for the same period one year ago.
For the second quarter of 2007, return on average common equity and return on average assets was 12 percent and 0.81 percent, respectively, compared to 9 percent and 0.57 percent, respectively, for the same period in 2006.
For the first six months of 2007, net income was $1,403,000, compared with $709,000 for the first six months of 2006, an increase of $694,000 or 98 percent. The primary reason for the increase in net income was higher net interest income due to an increase in real estate commercial and construction loans. In order to fund the loan growth, the Company used brokered deposits and funds from newly issued trust preferred securities. The increase in interest income was offset by larger provision for loan losses of $496,000 for the six months ended June 30, 2007 as compared with $348,000 for the same period in 2006, an increase of $148,000 or 43 percent.
Basic and diluted earnings per common share were $0.60 and $0.59, respectively, for the first six months of 2007 and $0.35 and $0.35, respectively, for the same period in 2006. Return on average assets was 0.78 percent for 2007 and 0.54 percent for 2006. Return on average common equity was 12 percent for the first six months of 2007 and 8 percent for the same period of 2006.
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
Net interest income before the provision for loan losses was $3,863,000 for the second quarter of 2007, compared to $2,981,000 for the same period in 2006, an increase of $882,000 or 30 percent. Net interest income was $7,502,000 for the first six months of 2007 compared with $5,781,000 for the first six months of 2006, an increase of $1,721,000 or 30 percent.
Interest income for the second quarter of 2007 was $7,247,000 as compared with $4,834,000 in the same quarter of 2006. The increase in interest income was primarily attributable to a 37 percent growth in average interest-earning assets, which totaled $353,774,000 for the quarter ended June 30, 2007 as compared to $258,915,000 for the same period the prior year, an increase of $94,859,000. The average yield on these assets increased 72 basis points from 7.52 percent for the quarter ended June 30, 2006 to 8.24 percent for the quarter ended June 30, 2007. The increase in the interest earning assets and the average yield was primarily attributable to the growth in the loan portfolio. Average loans rose from

$222,789,000 for the three months ended June 30, 2006 to $320,167,000 for the same period in 2007. Yield on average loan balances increased 54 basis points from the second quarter of 2006 to the second quarter of 2007.
Interest income for the first six months of 2007 was $13,998,000 as compared with $9,088,000 in the first six months of 2006, an increase of $4,910,000 or 54 percent. The increase is primarily due to a rise in average loan balances of $101,895,000 for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006, an increase of 48 percent. The average yield on loans increased by 0.51 percent when comparing the six months ended June 30, 2007 to June 30, 2006.
Offsetting the increase in interest income was an increase in interest expense, which for the three months ended June 30, 2007 was $3,384,000 compared to $1,853,000 for the same period in the prior year, an increase of $1,531,000 or 83 percent. Average interest-bearing deposits increased from $157,516,000 for the quarter ended June 30, 2006 to $235,414,000 for the same period ended June 30, 2007. The rates paid on these liabilities increased 112 basis points from 3.30 percent for the three months ended June 30, 2006 to 4.42 percent for the same period in 2007 reflecting a greater reliance on non-core funding. The average balance in Federal Home Loan Bank (“FHLB”) advances remained relatively constant for the quarter ended June 30, 2007 at $35,013,000 compared to $35,128,000 for the quarter ended June 30, 2006, however, average rates paid on the FHLB advances rose 14 basis points from an average of 4.99 percent for the first quarter of 2006 to 5.13 percent for the same period this year, increasing the Company’s cost of funds.
For the six months ended June 30, 2007, interest expense totaled $6,496,000 as compared to $3,307,000 for the same period in 2006, an increase of $3,189,000 or 96 percent. Average interest-bearing deposits increased from $146,588,000 for the six months ended June 30, 2006 to $221,530,000 for the same period in 2007. Rates on these deposits increased 128 basis points growing from 3.06 percent to 4.34 percent from June 30, 2006 to June 30, 2007 indicating the Company’s increased use of higher cost brokered funds. Average FHLB advance balances rose from $35,006,000 for the six months ended June 30, 2006 to $43,192,000 for the six months ended June 30, 2007 while the average rates paid on these advances increased 37 basis points from 4.85 percent for the six months ended June 30, 2006 to 5.22 percent for the six months ended June 30, 2007.
As the Company continues to monitor and seeks to improve its net interest margin, it completed a $5 million of trust preferred securities transaction (“Trust III”) in April 2007. This transaction caused the average balance in junior subordinated debt to increase to $16,456,000 for the three months ended June 30, 2007 from $5,000,000 for same quarter last year. Interest costs on junior subordinated debt fell from an average of 8.61 percent in the second quarter of 2006 to an average of 7.64 percent in the same period this year, primarily due to the lower rates on the Trust II, issued in November of 2006, and Trust III: 3-month LIBOR plus 1.70 percent and 3-month LIBOR plus 1.65 percent, respectively. The purpose of the Trust III transaction was to replace the trust preferred securities issued through EvergreenBancorp Capital Trust I in 2002 (“Trust I”) that carry an interest rate of 3-month LIBOR plus 3.50 percent. The Company called the Trust I securities in early July 2007.
The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 4.40 percent for the quarter ended June 30, 2007 compared with 4.65 percent for the same period in 2006. The net interest margin was 4.40 percent for the first six months of 2007 compared to 4.77 percent for the same period one year ago. The weighted average yield on interest earning assets was 8.19 percent for the first six months of 2007, compared to 7.47 percent for the first six months of 2006, an increase of 72 basis points. Interest expense as a percentage of average earning assets was 3.79 percent for the first six months of 2007, compared to 2.71 percent during the same period in 2006, an increase of 108 basis points. The larger increase in rates paid on interest-bearing liabilities as compared with the increase in yields on interest-earning assets caused a decrease in the net interest margin. This is primarily the result of the Company’s placing more reliance on non-core funding sources to meet strong loan demand.
Yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries are reviewed on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The following table shows the reconciliation between net interest income and the taxable-equivalent net interest income as of June 30, 2007 and June 30, 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except ratio data)	2007	2006	2007	2006
Net Interest Margin
Interest income (GAAP)	$7,247	$4,834	$13,998	$9,088
Taxable-equivalent adjustment:
Loans	3	3	6	6
Investments	16	17	33	35

Interest income — FTE	7,266	4,854	14,037	9,129
Interest expense (GAAP)	3,384	1,853	6,496	3,307

Net interest income — FTE	$3,882	$3,001	$7,541	$5,822

Net interest income — (GAAP)	$3,863	$2,981	$7,502	$5,781

Average interest earning assets	$353,774	$258,915	$345,404	$246,339
Net interest margin (GAAP)	4.38%	4.62%	4.38%	4.73%
Net interest margin — FTE	4.40%	4.65%	4.40%	4.77%
Noninterest Income/Expense
Noninterest income in the second quarter of 2007 was $521,000 compared to $490,000 in the same quarter of 2006, an increase of $31,000 or 6 percent. Income from service charges accounted for the majority of the increase, rising from $300,000 for the three months ended June 30, 2006 to $363,000 in the same period of 2007, an increase of $63,000 or 21 percent. The increase was primarily due to higher income from overdraft and account analysis fees. This increase was partially offset by a decline in other commissions and fees, which decreased to $17,000 for the quarter ended June 30, 2007 as compared to $62,000 in the same period of 2006, a decrease of $45,000 or 73 percent, resulting from the Company no longer offering the financial planning and investment services in 2007 that were previously offered in 2006.
Noninterest income for the six months ended June 30, 2007 was $996,000 compared with $900,000 for the same period of 2006, an increase of $96,000 or 11 percent. This increase was primarily due to a rise in income from service charges on deposit accounts, which rose from $555,000 for the six months ended June 30, 2006 to $698,000 for the same period in 2007, partially offset by a decline in income from other commissions and fees, which fell to $31,000 for the six months ended June 30, 2007 from $95,000 for the same period in 2006. The increase in income from service charges was a result of higher income from overdraft and account analysis fees, while the decrease in other commissions and fees is a result of the Company no longer offering the financial planning and investment services in 2007 that were previously offered in 2006.
Noninterest expense was $3,040,000 in the second quarter of 2007, compared to $2,747,000 in the same quarter of 2006, an increase of $293,000, or 11 percent. The increase is partially due to a rise in salaries and benefits expense, which was $1,396,000 for second quarter of 2007, compared with $1,302,000 for the same period in 2006, an increase of $94,000 or 7 percent, partly attributable to the addition of approximately 5 full-time equivalent staff (“FTE’s”) as compared with the same quarter in 2006. Occupancy and equipment expense was $484,000 for the three months ended June 30, 2007, a $39,000 or 9 percent increase from the same period in 2006 and is partially due to increased rent expense for additional office space leased in April 2007. Data processing was $272,000 for the three months ended June 30, 2007 as compared to $208,000 for the same period in the pervious year, an increase of $64,000 or 31 percent. This increase is attributable to one time charges related to a change in the Company’s core data processor in April 2007. Marketing expense for the second quarter was $165,000 compared with $115,000 for the same period in 2006, an increase of $50,000 or 43 percent. State revenue and sales tax expense rose $60,000 or 76 percent from $79,000 for the quarter ended June 30, 2006 compared with $139,000 in the same quarter in 2007. This rise was attributable to the Company’s higher revenues during the period.
Noninterest expense for the six months ended June 30, 2007 was $5,935,000 compared with $5,341,000 for the same period of 2006, an increase of $594,000 or 11 percent. The increase was partially due to an increase in salaries and benefits expense of $241,000, or 9 percent for the six months ended June 30, 2007, as compared with the same period in 2006, partially a result of staff additions. The increase of $82,000, or 9 percent, in occupancy expense for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily due to costs associated with additional depreciation and rent expense. Data processing increased $67,000 or 9 percent for the six months ended June 30, 2007 as compared with the same period in 2006 and is attributable to one time charges related to a change in the Company’s core data processor completed in April of 2007. Professional fees were $192,000 for the six months ended June 30, 2007 as compared with $143,000 for the same period in 2006. This increase was due to higher expense incurred for internal and external audits. Marketing expense grew to $226,000 for year-to-date period ended June 30, 2007 from $190,000 for the same period in 2006, an increase of $36,000 or 19 percent. State revenue and sales tax expense for the first six months of 2007 increased by $91,000 or 59 percent primarily due to increased revenues in 2007 as compared to the same period in 2006. The increase in other noninterest expense of $28,000 or 3 percent for the first six months of 2007 as compared to the same six months in 2006 is primarily related to the increased costs as a result of Company growth over the past year.
Income tax expense
The Company recognized income tax expense of $364,000 during the second quarter of 2007, up from $153,000 in the same quarter of 2006, an increase of 138 percent, or $211,000. Income tax expense for the six months ended June 30, 2007 was $664,000, compared to $283,000 for the same period of 2006, an increase of 135 percent or $381,000. The effective income tax rate for the second quarter of 2007 was 33 percent as compared with 28 percent for the same period in 2006. The effective tax rate for six months ended June 30, 2007 was 32 percent as compared to 29 percent for the same period in 2006. The increase in the effective tax rate for the three and six months ended June 30, 2007 as compared to the same periods in 2006 is due to higher pre-tax net income.
Provision and Allowance for Loan Losses
Included in the results of operations for the quarters ended June 30, 2007 and 2006 is expense of $233,000 and $180,000, respectively, related to the provision for loan losses. The increase in the provision for loan losses in the second quarter of 2007 resulted largely from an increase in the level of credit risk inherent in the Bank’s loan portfolio. Higher overall loan balances in the second quarter of 2007 compared with the same period in 2006 contributed to the increase.
The provision for loan losses for the six months ended June 30, 2007 was $496,000 compared to $348,000 for the same period of 2006. The increase in the provision for loan losses resulted largely from an increase in the level of credit risk inherent in the Bank’s loan portfolio due to higher overall loan balances.
At June 30, 2007, the allowance for loan losses was $3,251,000 compared to $2,784,000 at December 31, 2006. The ratio of the allowance to total loans outstanding was 0.97 percent at June 30, 2007, and 0.95 percent at December 31, 2006.

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at June 30, 2007, there can be no assurance that such losses will not exceed estimated amounts.
While management is encouraged by the strength of the local and regional economy, economic conditions could still adversely affect cash flows for both commercial and individual borrowers, and, as a result, the Company could experience increases in problem assets, delinquencies and losses on loans.
FINANCIAL CONDITION
Loans
At June 30, 2007, loans totaled $333,925,000 compared to $292,449,000 at December 31, 2006, an increase of $41,476,000 or 14 percent and compared with $234,089,000 at June 30, 2006, an increase of $99,836,000 or 43 percent.
At June 30, 2007, the Bank had $266,481,000 in loans secured by real estate, which includes loans primarily for a commercial purpose, secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.
The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of June 30, 2007 and December 31, 2006:
Types of Loans

	June 30,	December 31,
(in thousands)	2007	2006
Commercial	$88,173	$85,067
Real estate:
Commercial	134,557	118,070
Construction	55,337	34,813
Residential 1-4 family	34,739	36,875
Consumer and other	21,119	17,624

Total	$333,925	$292,449

Allocation of the Allowance for Loan Losses
In the following table, the allowance for loan losses at June 30, 2007 and December 31, 2006 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook, and other business considerations.

	June 30,	% of loans in	December 31,	% of loans in
	2007	each category	2006	each category
(in thousands)	Amount	to Total Loans	Amount	to Total Loans
Commercial	$990	27%	$919	29%
Real estate:
Commercial	1,367	40	1,120	40
Construction	519	17	440	12
Residential 1-4 family	35	10	36	13
Consumer and other	340	6	269	6

Total	$3,251	100%	$2,784	100%

% of Loan portfolio	0.97%		0.95%

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

	Six months	Six months
	ended	ended
(in thousands)	June 30, 2007	June 30, 2006
Beginning Balance	$2,784	$2,056

Chargeoffs
Commercial	60	—
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	34	5

Total charge-offs	94	5

Recoveries
Commercial	61	5
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	4	6

Total Recoveries	65	11

Net chargeoffs/(recoveries)	29	(6)
Provision	496	348

Ending balance	$3,251	$2,410

The Company’s nonperforming loans were $1,407,000 at June 30, 2007, or 0.36 percent of total assets as compared to $497,000, or 0.14 percent of total assets, at December 31, 2006. Impaired loans were $83,000 at June 30, 2007 as compared with $123,000 at December 31, 2006.
Investments
At June 30, 2007, investments totaled $27,643,000, a decrease of $1,888,000 or 6 percent from $29,531,000 at December 31, 2006. The decrease in investments was primarily due to maturities and principal payments on securities available-for-sale.
For more information regarding securities, see Note 3, “Securities” to the unaudited consolidated financial statements.
Deposits
At June 30, 2007, total deposits were $300,234,000, compared to $256,435,000 at December 31, 2006, a 17 percent increase from December 31, 2006. Non-interest-bearing deposits totaled $52,372,000 at June 30, 2007 compared to $55,373,000 at December 31, 2006, a decrease of $3,001,000 or 5 percent. Interest-bearing deposits totaled $247,862,000 at June 30, 2007, compared to $201,062,000 at December 31, 2006, an increase of $46,800,000 or 23 percent.
Approximately $36,328,000 or 78 percent of the net growth in interest-bearing deposits in the first six months of 2007 was through the use of non-retail deposit sources, including brokered and bulletin board certificates of deposit.
Borrowings and Junior Subordinated Debt
At June 30, 2007, the Bank’s Federal Home Loan Bank advances were $39,361,000 compared to $46,805,000 at December 31, 2006, a 16 percent decrease. The decrease is attributable to net repayment of advances that matured during the period.
At June 30, 2007 and December 31, 2006 the Company had junior subordinated debt totaling $17,372,000 and $12,217,000, respectively. For discussion of Trust III and the related redemption of trust preferred securities, see Note 6, “Junior Subordinated Debt” to the unaudited consolidated financial statements.
For discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 8, “Borrowings and Junior Subordinated Debt” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2006.
Stockholders’ Equity and Capital Resources
Stockholders’ equity totaled $24,935,000 at June 30, 2007, an increase of $1,116,000 or 5 percent over December 31, 2006. Current earnings were $1,403,000 and dividends paid were $329,000 for the six months ended June 30, 2007. The change in unrealized losses on securities available-for-sale, net of deferred taxes, reduced stockholders’ equity by $69,000. Equity increased by $49,000 in common stock and surplus due to the recognition of stock option compensation expense, and by $62,000 in surplus from the exercise of 5,072 stock options in the second quarter of 2007.
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

Book value per share was $10.57 at June 30, 2007 and $10.12 at December 31, 2006. Book value per share is calculated by dividing total equity by total shares outstanding.
The following table displays the capital ratios at June 30, 2007 and December 31, 2006 for the Company and the Bank. As the table illustrates, the capital ratios exceed those required to be considered well-capitalized.

					Minimum to Be
					Well Capitalized
			Minimum for		Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(in thousands, except ratio data)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007
Total capital (to risk-weighted assets)
Consolidated	$46,076	13.44%	$27,437	8.00%	N/A	N/A
Bank	40,416	12.07	26,791	8.00	$33,489	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	33,937	9.90	13,718	4.00	N/A	N/A
Bank	37,165	11.10	13,396	4.00	20,094	6.00
Tier 1 capital (to average assets) (1)
Consolidated	33,937	9.02	15,049	4.00	N/A	N/A
Bank	37,165	10.07	14,770	4.00	18,463	5.00
December 31, 2006
Total capital (to risk-weighted assets)
Consolidated	$39,310	13.20%	$23,819	8.00%	N/A	N/A
Bank	38,504	12.94	23,795	8.00	$29,744	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	32,412	10.89	11,910	4.00	N/A	N/A
Bank	35,720	12.01	11,898	4.00	17,847	6.00
Tier 1 capital (to average assets)(1)
Consolidated	32,412	9.92	13,074	4.00	N/A	N/A
Bank	35,720	11.15	12,817	4.00	16,022	5.00

(1)	Also referred to as the leverage ratio
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
At June 30, 2007, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $79,678,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.
For additional information regarding off-balance sheet items, refer to Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2006.
The following table summarizes the Company’s significant contractual obligations and commitments at June 30, 2007:

	Within			After
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Federal Home Loan Bank advances	$14,636	$9,675	$7,050	$8,000	$39,361
Junior subordinated debt	—	—	—	17,372	17,372
Time Deposits	140,369	19,259	2,131	259	162,018
Operating leases	723	1,303	1,031	711	3,768

Total	$155,728	$30,237	$10,212	$26,342	$222,519

Liquidity
Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liability management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.
In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. Approximately seven percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased and securities sold under agreements to repurchase, borrowings and planned cash flows, maturities and sales of investments and loans.
The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended June 30, 2007 and 2006. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The analysis of the potential impact of rate on net interest income is indicated in the tables below.
Net interest income analysis as of June 30, 2007:
In thousands; rate changes in basis points (bp) = 1/100 of 1%.

	ANNUALIZED DOLLAR CHANGE
IMMEDIATE RATE CHANGE	IN NET INTEREST INCOME	PERCENT CHANGE
+200bp	882	5.79
+100bp	449	2.95
+ 50bp	225	1.40
- 50bp	(244)	(1.60)
-100bp	(452)	(2.97)
-200bp	(882)	(5.79)
The table above indicates, for example, that the estimated effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by an estimated 2.95 percent or approximately $449,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 2.97 percent or approximately $452,000.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) Bancorp’s Annual Meeting of Stockholders was held on April 19, 2007 at 1111 3rd Avenue, Suite 300, Seattle, Washington. A total of 1,594,492 of the Company’s shares were present or represented by proxy at the meeting. This represented 68 percent of the Company’s outstanding votable shares.
The matters approved by the shareholders at the meeting and the number of votes cast for, against, or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

Proposal No. 1: Election of Directors:

Election of directors to three year
terms, expiring 2010	For	Against	Withheld
Carole J. Grisham	1,590,541	—	3,951
Russel E. Olson	1,588,027	—	6,465
Joseph M. Phillips	1,592,041	—	2,451

Election of directors to one year
terms, expiring 2008	For		Withheld
Craig O. Dawson	1,581,344	—	13,148
Proposal No. 2: Ratification of Crowe Chizek and Company LLC as the Company’s Independent Registered Public Accounting Firm for the 2007 fiscal year.

For	Against	Abstain	Non-Votes
1,583,060	1,480	9,952	—
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
Dated: August 9, 2007

EVERGREENBANCORP, INC.
/s/ Gordon D. Browning
Gordon D. Browning
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)