Form 10-Q
period 2007-09-30
EVERGREENBANCORP INC
filed 2007-11-09
CIK 1143566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Common Stock, no par value, outstanding as of November 5, 2007: 2,388,904
No Preferred Stock was issued or outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$8,276	$9,160
Federal funds sold	1,932	1,983
Interest-bearing deposits in financial institutions	8,213	760

Total cash and cash equivalents	18,421	11,903
Securities available-for-sale	26,388	29,531
Loans	354,438	292,449
Allowance for loan losses	(3,710)	(2,784)

Net loans	350,728	289,665
Premises and equipment	3,082	3,078
Cash surrender value of bank owned life insurance	5,487	5,316
Accrued interest and other assets	5,859	4,027

Total assets	$409,965	$343,520

Liabilities
Deposits
Noninterest-bearing	$56,040	$55,373
Interest-bearing	264,458	201,062

Total deposits	320,498	256,435
Federal Home Loan Bank advances	46,010	46,805
Junior subordinated debt	12,372	12,217
Accrued expenses and other liabilities	5,407	4,244

Total liabilities	384,287	319,701
Commitments and Contingencies

Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 2,378,388 shares issued at September 30, 2007 (includes 19,500 unvested restricted stock); 2,353,262 shares issued at December 31, 2006	21,277	21,129
Retained earnings	5,163	3,453
Accumulated other comprehensive loss	(762)	(763)

Total stockholders’ equity	25,678	23,819

Total liabilities and stockholders’ equity	$409,965	$343,520

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three month and nine month periods ended September 30, 2007 and 2006
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$7,622	$5,170	$20,878	$13,570
Taxable securities	276	302	848	868
Tax exempt securities	31	35	94	103
Federal funds sold and other	104	33	211	86

Total interest income	8,033	5,540	22,031	14,627

Interest expense
Deposits	3,033	1,636	7,799	3,857
Federal funds purchased	17	15	81	50
Federal Home Loan Bank advances	470	516	1,588	1,357
Junior subordinated debt	215	115	763	323

Total interest expense	3,735	2,282	10,231	5,587

Net interest income	4,298	3,258	11,800	9,040
Provision for loan losses	525	230	1,021	578

Net interest income after provision for loan losses	3,773	3,028	10,779	8,462

Noninterest income
Service charges on deposit accounts	363	292	1,061	847
Merchant credit card processing	45	42	137	112
Other commissions and fees	16	23	47	119
Net earnings on bank owned life insurance	56	57	171	169
Other noninterest income	35	29	95	96

Total noninterest income	515	443	1,511	1,343

Noninterest expense
Salaries and employee benefits	1,517	1,325	4,370	4,011
Occupancy and equipment	501	418	1,464	1,299
Data processing	232	208	710	619
Professional fees	70	82	262	225
Marketing	140	159	366	349
State revenue and sales tax expense	150	98	396	254
Other noninterest expense	493	429	1,470	1,304

Total noninterest expense	3,103	2,719	9,038	8,061

Income before income taxes	1,185	752	3,252	1,744

Income tax expense	383	235	1,047	518

Net income	$802	$517	$2,205	$1,226

Total comprehensive income	$872	$645	$2,206	$1,255

Basic earnings per share	$0.34	$0.26	$0.94	$0.61

Diluted earnings per share	$0.33	$0.25	$0.92	$0.60

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2007, and 2006
(in thousands, except per share data)

				Accumulated
		Common		other
	Common	stock		comprehen-	Total
	stock	and	Retained	sive	stock-holders’
	shares	surplus	earnings	income	equity
Balance at January 1, 2006	2,000,467	$16,005	$2,136	$(456)	$17,685

Comprehensive income
Net income	—	—	1,226	—	1,226
Change in net unrealized gain (loss) on securities available-for- sale, net of reclassification and tax effects	—	—	—	29	29

Total comprehensive income					1,255
Cash dividends ($.18 per share)	—	—	(361)	—	(361)
Exercise of stock options	10,535	118	—	—	118
Stock options earned	—	95	—	—	95

Balance at September 30, 2006	2,011,002	$16,218	$3,001	$(427)	$18,792

				Accumulated
		Common		other
	Common	stock		comprehen-	Total
	stock	and	Retained	sive	stock-holders’
	shares	surplus	earnings	income (loss)	equity
Balance at January 1, 2007	2,353,262	$21,129	$3,453	$(763)	$23,819

Comprehensive income
Net income	—	—	2,205	—	2,205
Change in net unrealized gain (loss) on securities available-for- sale, net of reclassification and tax effects	—	—	—	5	5

Change in post-retirement benefit obligation, net of tax effects	—	—	—	(4)	(4)

Total comprehensive income					2,206
Cash dividends ($.21 per share)	—	—	(495)	—	(495)
Exercise of stock options	5,626	69	—	—	69
Restricted stock grants	19,500	—	—	—	—
Stock options earned	—	79	—	—	79

Balance at September 30, 2007	2,378,388	$21,277	$5,163	$(762)	$25,678

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2007, and 2006
(in thousands)

	September 30,	September 30,
	2007	2006
Cash flows from operating activities
Net income	$2,205	$1,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	719	636
Provision for loan losses	1,021	578
Amortization of premiums and discounts on securities	28	33
Net earnings on bank owned life insurance	(171)	(169)
Stock option compensation expense	79	95
Other changes, net	(676)	(155)

Net cash provided by operating activities	3,205	2,244

Cash flows from investing activities
Proceeds from maturities and principal payments on securities available-for-sale	3,123	1,672
Net increase in loans	(62,084)	(64,094)
Purchases of securities available-for-sale	—	(133)
Purchases of premises and equipment	(723)	(177)

Net cash provided by (used in) investing activities	(59,684)	(62,732)

Cash flows from financing activities
Net increase in deposits	64,063	35,144
Proceeds from Federal Home Loan Bank advances	216,937	26,900
Repayments of Federal Home Loan Bank advances	(217,732)	(4,028)
Proceeds from the issuance of junior subordinated debt	5,155	—
Repayment on redemption of junior subordinated debt	(5,000)	—
Proceeds from the exercise of stock options	69	118
Dividends paid	(495)	(361)

Net cash provided by financing activities	62,997	57,773

Net increase (decrease) in cash and cash equivalents	6,518	(2,715)

Cash and cash equivalents at beginning of year	11,903	17,302

Cash and cash equivalents at end of period	$18,421	$14,587

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
Bancorp and the Bank are collectively referred to as “the Company.” EvergreenBancorp Capital Trust II (“Trust II”) and EvergreenBancorp Statutory Trust III (“Trust III”) are special purpose business trusts formed by Bancorp in November 2006, and April 2007, respectively, to raise capital through trust preferred securities offerings. Under current accounting guidance, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised in December 2003, the trusts are not consolidated with the Company.
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
The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by Federal taxing authorities (“IRS”) for years before 2003. At September 30, 2007, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2007.
Note 2: Stock-based compensation
Stock option and equity compensation plan. In April of 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April of 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000. In April of 2006, the shareholders adopted the Second Amended 2000 Stock Option and Equity Compensation Plan (the “Second Amended 2000 Plan”) which allows greater flexibility in the type of equity compensation to be awarded and to the terms of such awards. Up to 329,724 shares of common stock may be awarded under the Second Amended 2000 Plan. Awards available under the Second Amended Plan are subject to adjustment for all stock dividends and stock splits paid by the Company. As of September 30, 2007, 22,107 shares of common stock were available for future grant under the Second Amended 2000 Plan.
In addition to stock options, the Second Amended 2000 Plan provides for the granting of restricted stock, stock appreciation rights, and restricted stock units. All employees, officers, and directors of the Company or a related corporation, and independent contractors who perform services for the Company or a related corporation, are eligible to be granted awards. The terms of each award are set forth in individual award agreements. To date, nonqualified stock options and restricted stock have been awarded to employees and directors.
Stock options. All outstanding nonqualified stock options awarded to date to employees vest over a five-year period and expire after ten years from the date of grant. All outstanding nonqualified stock options awarded to date to directors vest over a three-year period and expire after three years, three months from the date of grant.
The fair value of each stock option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the tables below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Employee and director options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The fair value of options granted during the third quarter of 2007 and 2006 were determined using the following weighted-average assumptions as of grant date.

	Three months ended	Three months ended
	September 30, 2007	September 30, 2006

Risk-free interest rate	—	4.74%
Expected option life	—	7.5 years
Expected stock price volatility	—	25%
Dividend yield	—	1.6%
The fair value of options granted during the first nine months of 2007 and 2006 were determined using the following weighted-average assumptions as of grant date.

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006

Risk-free interest rate	4.47%	4.94%
Expected option life	6.5 years	7.5 years
Expected stock price volatility	20%	24%
Dividend yield	1.8%	1.7%
During the third quarter of 2007, no stock options were granted or forfeited and 554 options were exercised. During the third quarter of 2006, 3,000 nonqualified options were granted, none were exercised and 5,207 options were forfeited or canceled.
During the first nine months of 2007, 6,000 stock options were granted, 5,626 options were exercised, and 364 were forfeited. During the first nine months of 2006, 38,500 stock options were granted, 10,535 options were exercised, and 17,068 options were forfeited.
A summary of option activity under the stock option plan for the nine months ended September 30, 2007 is as follows:

		Weighted-	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding at the beginning of the year	207,434	$10.37
Granted	6,000	15.25
Exercised	(5,626)	11.11
Forfeited	(364)	8.89

Outstanding at the end of the period	207,444	$10.49	5.36 years	$956,317

Exercisable at the end of the period	140,488	$8.85	4.48 years	$878,050

Stock Awards. Restricted stock awards provide for the immediate issuance of shares of Company common stock to the recipient. In the event the shares are granted subject to certain conditions or vesting schedules, such shares are held in escrow until those conditions are met, or until such shares have vested. Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. The fair value of share awards is equal to the fair market value of the Company’s common stock on the date of grant.

During the third quarter of 2007, restricted stock awards for 19,500 shares were granted to employees of the Company. The awards become fully vested after the employees’ completion of five years of employment. In the event the employee resigns or is terminated during the five year vesting period, all shares subject to the award are forfeited. In addition, on September 20, 2007, the Compensation Committee approved a restricted stock award of 400 shares to each director (an aggregate of 3,600 shares) that became fully vested immediately upon the date of grant. The award, although approved during the third quarter of 2007, was not granted until October 23, 2007 following the release of third quarter earnings. However, all compensation expense associated with the director restricted stock award was recognized during the third quarter of 2007. Compensation expense is recognized over the vesting period of the award based upon the fair market value of the Company’s common stock at the date of grant.
A summary of the status of the Company’s nonvested shares as of September 30, 2007 is as follows:

		Weighted-Average
		Grant-Date Fair
Nonvested Shares	Shares	Value
Nonvested at January 1, 2007	—	$—
Granted	19,500	14.75
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2007	19,500	$14.75

As of September 30, 2007, there was $497,000 of total unrecognized compensation cost related to nonvested stock options and unvested restricted shares granted under the Plan. The cost expected to be recognized by year is approximately $37,000 in the remainder of 2007, $139,000 in 2008, $117,000 in 2009, $97,000 in 2010, $72,000 in 2011, and $35,000 in 2012.
Note 3: Securities
Investment securities available-for-sale include $3,786,000 in mortgage-backed securities at September 30, 2007. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from the Federal Home Loan Bank of Seattle. Investment securities available-for-sale also include the AMF Ultra Short Mortgage Fund (“USM Fund,” formerly the AMF Adjustable Rate Mortgage Fund or ARM Fund) with a fair market value of $14,716,000 at September 30, 2007.

Securities with unrealized losses at September 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):
September 30, 2007

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(in thousands)
Description of Securities
US agencies	$—	$—	$500	$(1)	$500	$(1)
State and political subdivisions	—	—	3,475	(31)	3,475	(31)
Mortgage-backed securities	107	(1)	3,279	(104)	3,386	(105)
AMF Ultra Short Mortgage Fund	—	—	14,716	(490)	14,716	(490)

Total temporarily impaired	$107	$(1)	$21,970	$(626)	$22,077	$(627)

December 31, 2006

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(in thousands)
Description of Securities
US agencies	$—	$—	$3,477	$(27)	$3,477	$(27)
State and political subdivisions	135	(1)	3,663	(44)	3,798	(45)
Mortgage-backed securities	315	(1)	4,021	(133)	4,336	(134)
AMF Ultra Short Mortgage Fund	—	—	14,793	(413)	14,793	(413)

Total temporarily impaired	$450	$(2)	$25,954	$(617)	$26,404	$(619)

At September 30, 2007 and December 31, 2006, securities with unrealized losses have an aggregate depreciation of 2.8 percent and 2.3 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, and are expected to regain the lost value with declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability and intent to hold these securities until forecasted recovery, which may be maturity in some cases.
The AMF Ultra Short Mortgage Fund has market losses that are due to rising interest rates and are not the result of credit deterioration. The fund is assigned an ‘AAAf’ credit quality rating (the highest rating possible) by a nationally-recognized rating organization. When short-term rates stabilized in mid-2006, the fund’s net asset value also stabilized and has fluctuated since that time, along with variations in short-term rates. In addition, fluctuating spreads between the yields on mortgage-related instruments and U.S. Treasury securities have also impacted the fund’s net asset value. If rates were to move downward in the future, the market value of this investment would rise accordingly. The Company has the ability and the intent to hold this investment for a period of time sufficient for a market price recovery. As a result, management does not consider the USM Fund to be other-than-temporarily impaired.
Note 4: Earnings per share
Basic earnings per share of common stock is computed on the basis of the weighted average number of common stock shares outstanding, excluding unvested restricted stock. Diluted earnings per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options and unvested restricted stock. All computations of basic and diluted earnings per share are adjusted for all applicable stock splits and dividends effected on the Company’s common stock and exclude shares considered to be antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows (in thousands, except share and per share data):

	Three months ended September 30,
	2007	2006
Income (numerator):
Net income	$802	$517

Income (denominator):
Weighted average number of common stock shares outstanding — basic	2,358,394	2,011,002
Dilutive effect of outstanding employee and director stock options and unvested restricted stock	38,817	41,711

Weighted average number of common stock shares outstanding and assumed conversion — diluted	2,397,211	2,052,713

Basic earnings per share	$0.34	$0.26

Diluted earnings per share	$0.33	$0.25

	Nine months ended September 30,
	2007	2006
Income (numerator):
Net income	$2,205	$1,226

Income (denominator):
Weighted average number of common stock shares outstanding — basic	2,356,095	2,007,153
Dilutive effect of outstanding employee and director stock options and unvested restricted stock	38,581	33,454

Weighted average number of common stock shares outstanding and assumed conversion — diluted	2,394,676	2,040,607

Basic earnings per share of common stock	$0.94	$0.61

Diluted earnings per share of common stock	$0.92	$0.60

For the earnings per share calculation for the nine month period ended September 30, 2007, 75,205 stock options and 18,810 restricted shares of common stock were considered anti-dilutive. For the earnings per share calculation for the three month period ended September 30, 2007, 75,205 stock options and 18,814 restricted shares of common stock were considered anti-dilutive.
Note 5: Retirement Benefits
The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15 percent of gross salary. For the first 6 percent, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20 percent after two years of employment, and such contributions are 100 percent vested with five years of employment. The Company’s contributions to the plan for the quarters ended September 30, 2007 and 2006 were $108,000 and $91,000, respectively. Contributions to the plan for the first nine months of 2007 were $298,000 and $270,000 for the same period in 2006.
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

Components of net periodic benefit cost

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Service cost	$33	$41	$99	$123
Interest cost	25	28	75	84
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	(5)	(1)	(15)	(4)
Recognized net actuarial (gain) loss	3	8	9	24

Net periodic benefit cost	$56	$76	$168	$227

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
The Bank’s results of operations are affected by economic and competitive conditions, and changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.
The following discussion contains a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended September 30, 2007. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2006 and to the previous year ended December 31, 2006. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
RESULTS OF OPERATIONS
Overview
The profitability of the Company’s operations depends primarily on the net interest income from its banking operations and investment activities, the provision for losses on loans, noninterest income, noninterest expense, and income tax expense. Net interest income is the difference between the interest income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income includes service charges on deposit accounts, net merchant credit card processing fees, earnings on bank owned life insurance, and gains from sales of loans and investment securities. Noninterest expense includes operating costs such as salaries and employee benefits, occupancy and equipment, data processing, professional fees, marketing, state and local taxes, and other administrative expense.
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
Capital activities in the third quarter of 2007 included a quarterly cash dividend paid in August. Capital ratios remain adequate with the equity-to-assets ratio at 6.26 percent at September 30, 2007.
Net Income
Three months and nine months ended September 30, 2007 and 2006
For the third quarter of 2007, the Company reported net income of $802,000 compared to $517,000 for the third quarter of 2006, an increase of 55 percent. The primary reason for the increase in net income was higher net interest income due to growth in commercial real estate and construction loans. The increase in interest income was offset by larger provision for loan losses of $525,000 for the quarter ended September 30, 2007 as compared to $230,000 for the quarter ended September 30, 2006. Also offsetting the increase in interest income was an increase in noninterest expense of $384,000 for the third quarter of 2007 as compared to the same period one year ago.
Basic and diluted earnings per common share for the third quarter of 2007 were $0.34 and $0.33, respectively, compared to $0.26 and $0.25, respectively, for the same period one year ago.
For the third quarter of 2007, annualized return on average common equity and return on average assets was 13 percent and 0.81 percent, respectively, compared to 11 percent and 0.70 percent, respectively, for the same period in 2006.
For the first nine months of 2007, net income was $2,205,000, compared with $1,226,000 for the first nine months of 2006, an increase of $979,000 or 80 percent. The primary reason for the increase in net income was higher net interest income due to an increase in commercial real estate and construction loans. The increase in interest income was offset by larger provision for loan losses of $1,021,000 for the nine months ended September 30, 2007 as compared with $578,000 for the same period in 2006, an increase of $443,000 or 77 percent. Also offsetting the increase in interest income was an increase in noninterest expense of $977,000 for the nine months ended September 30, 2007 as compared to the same period a year ago.
Basic and diluted earnings per common share were $0.94 and $0.92, respectively, for the first nine months of 2007 and $0.61 and $0.60, respectively, for the same period in 2006. Annualized return on average assets was 0.79 percent for 2007 and 0.60 percent for 2006. Annualized return on average common equity was 12 percent for the first nine months of 2007 and 9 percent for the same period of 2006.
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
Net interest income before the provision for loan losses was $4,298,000 for the third quarter of 2007, compared to $3,258,000 for the same period in 2006, an increase of $1,040,000 or 32 percent. Net interest income was $11,800,000 for the first nine months of 2007 compared with $9,040,000 for the first nine months of 2006, an increase of $2,760,000 or 31 percent.
Interest income for the third quarter of 2007 was $8,033,000 as compared with $5,540,000 in the same quarter of 2006. The increase in interest income was primarily attributable to a 35 percent growth in average interest-earning assets, which totaled $380,117,000 for the quarter ended September 30, 2007 as compared to $280,791,000 for the same period the prior year, an increase of $99,326,000. The average yield on these assets increased 54 basis points from 7.86 percent for the quarter ended September 30, 2006 to 8.40 percent for the quarter ended September 30, 2007. The increase in the interest earning assets and the average yield was primarily attributable to the growth in the loan portfolio. Average loans rose from $245,160,000 for the three months ended September 30, 2006 to $344,978,000 for the same period in 2007. Yield on average loan balances increased 40 basis points from the third quarter of 2006 to the third quarter of 2007.
Interest income for the first nine months of 2007 was $22,031,000 as compared with $14,627,000 in the first nine months of 2006, an increase of $7,404,000 or 51 percent. The increase is primarily due to a rise in average loan balances of $101,192,000 for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006, an increase of 46 percent. The average yield on loans increased by 47 basis points when comparing the nine months ended September 30, 2007 to September 30, 2006.
Offsetting the increase in interest income was an increase in interest expense, which for the three months ended September 30, 2007 was $3,735,000 compared to $2,282,000 for the same period in the prior year, an increase of $1,453,000 or 64 percent. Average interest-bearing deposits increased from $173,785,000 for the quarter ended September 30, 2006 to $265,146,000 for the same period ended September 30, 2007. The rates paid on these liabilities increased 81 basis points from 3.73 percent for the three months ended September 30, 2006 to 4.54 percent for the same period in 2007 reflecting a greater reliance on non-core funding with the use of brokered deposits and bulletin board certificates of deposit.
For the nine months ended September 30, 2007, interest expense totaled $10,231,000 as compared to $5,587,000 for the same period in 2006, an increase of $4,644,000 or 83 percent. Average interest-bearing deposits increased from $155,741,000 for the nine months ended September 30, 2006 to $236,215,000 for the same period in 2007. Rates on these deposits increased 110 basis points growing from 3.31 percent to 4.41 percent from September 30, 2006 to September 30, 2007 reflecting the Company’s increased use of higher cost brokered funds including brokered deposits and bulletin board certificates of deposit. Average FHLB advance balances rose from $36,599,000 for the nine months ended September 30, 2006 to $40,805,000 for the nine months ended September 30, 2007. The average rates paid on these advances increased 24 basis points from 4.96 percent for the nine months ended September 30, 2006 to 5.20 percent for the nine months ended September 30, 2007.
The Company continues to evaluate its net interest margin and as such, it completed a $5 million trust preferred securities transaction (“Trust III”) in April 2007. The purpose of the Trust III transaction was to replace the trust preferred securities issued through EvergreenBancorp Capital Trust I in 2002 (“Trust I”). Trust I’s securities carried an interest rate of 3-month LIBOR plus 3.50 percent; Trust III’s securities carry an interest rate of 3-month LIBOR plus 1.65 percent. The Company redeemed the Trust I securities in July 2007. Interest costs on junior subordinated debt fell from an average of 9.13 percent in the third quarter of 2006 to an average of 6.91 percent in the same period this year.
The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 4.51 percent for the quarter ended September 30, 2007 compared with 4.63 percent for the same period in 2006. The net interest margin was 4.44 percent for the first nine months of 2007 compared to 4.72 percent for the same period one year ago. The weighted average yield on interest earning assets was 8.27 percent for the first nine months of 2007, compared to 7.61 percent for the first nine months of 2006, an increase of 66 basis points. Interest expense as a percentage of average earning assets was 3.83 percent for the first nine months of 2007, compared to 2.90 percent during the same period in 2006, an increase of 93 basis points. The larger increase in rates paid on interest-bearing liabilities as compared with the increase in yields on interest-earning assets caused a decrease in the net interest margin. This is primarily the result of the Company’s placing more reliance on non-core funding sources to meet strong loan demand.

In the third quarter of 2007, the Company received payment in full of a loan on which interest had not been accrued since 2005. The payment included all principal, interest that would have been earned by the Company over that time period and reimbursement for legal and other expenses incurred by the Company from its collection efforts. The large, one-time interest payment of $181,000 resulted in a 19 and 7 basis point increase in the quarterly average net interest margin and the yearly average net interest margin, respectively.
Yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries are reviewed on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The following table shows the reconciliation between net interest income and the taxable-equivalent net interest income as of September 30, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except ratio data)	2007	2006	2007	2006
Net Interest Margin
Interest income (GAAP)	$8,033	$5,540	$22,031	$14,627
Taxable-equivalent adjustment:
Loans	3	3	9	9
Investments	17	17	48	53

Interest income — FTE	8,053	5,560	22,088	14,689
Interest expense (GAAP)	3,735	2,282	10,231	5,587

Net interest income — FTE	$4,318	$3,278	$11,857	$9,102

Net interest income — (GAAP)	$4,298	$3,258	$11,800	$9,040

Average interest earning assets	$380,117	$280,791	$357,081	$257,933
Net interest margin (GAAP)	4.49%	4.60%	4.42%	4.69%
Net interest margin — FTE	4.51%	4.63%	4.44%	4.72%
Noninterest Income/Expense
Noninterest income in the third quarter of 2007 was $515,000 compared to $443,000 in the same quarter of 2006, an increase of $72,000 or 16 percent. Income from service charges accounted for the majority of the increase, rising from $292,000 for the three months ended September 30, 2006 to $363,000 in the same period of 2007, an increase of $71,000 or 24 percent. The increase was primarily due to higher income from overdraft and account analysis fees. This increase was slightly offset by a decline in other commissions and fees, which decreased to $16,000 for the quarter ended September 30, 2007 as compared to $23,000 in the same period of 2006. This decrease of $7,000 or 30 percent, resulted from the Company no longer offering the financial planning and investment services in 2007 that were previously offered in 2006.
Noninterest income for the nine months ended September 30, 2007 was $1,511,000 compared with $1,343,000 for the same period of 2006, an increase of $168,000 or 13 percent. This increase was primarily due to a rise in income from service charges on deposit accounts, which rose from $847,000 for the nine months ended September 30, 2006 to $1,061,000 for the same period in 2007, partially offset by a decline in income from other commissions and fees, which fell to $47,000 for the nine months ended September 30, 2007 from $119,000 for the same period in 2006. The increase in income from service charges was a result of higher income from overdraft and account analysis fees, while the decrease in other commissions and fees is a result of the Company no longer offering the financial planning and investment services in 2007 that were previously offered in 2006.
Noninterest expense was $3,103,000 in the third quarter of 2007, compared to $2,719,000 in the same quarter of 2006, an increase of $384,000, or 14 percent. The increase is partially due to a rise in salaries and benefits expense, which was $1,517,000 for third quarter of 2007, compared with $1,325,000 for the same period in 2006. This was an increase of $192,000 or 15 percent, partly attributable to the addition of approximately 6 full-time equivalent staff (“FTE’s”) as compared with the same quarter in 2006. The objective in the addition of the new FTE’s was to reduce expense related to the outsourcing of certain functions and to increase support in strategic areas to facilitate growth in the Company. The rise in salaries and benefits expense is also due to stock compensation costs resulting from the award of restricted stock in the third quarter of 2007. Occupancy and equipment expense was $501,000 for the three months ended September 30, 2007, an $83,000 or 20 percent increase from the same period in 2006 and is partially due to costs associated with additional depreciation expense related to a branch remodel completed in the fourth quarter of 2006. The Company also accelerated depreciation expense on leasehold improvements for one of its branches as a result of a change in estimated useful life. Data processing was $232,000 for the three months ended September 30, 2007 as compared to $208,000 for the same period in the previous year, an increase of $24,000 or 12 percent. This increase is attributable to a rise in costs associated with a change in core system data processing that occurred in the second quarter of 2007. Marketing expense for the third quarter was $140,000 compared with $159,000 for the same period in 2006, a decrease of $19,000 or 12 percent. State revenue and sales tax expense rose $52,000 or 53 percent from $98,000 for the quarter ended September 30, 2006 compared with $150,000 in the same quarter in 2007. This rise was attributable to the Company’s higher revenues during the period. The rise in other noninterest expense of $64,000 to $493,000 for the third quarter of 2007 as compared to $429,000 in the same period in 2006 was primarily due to an increase in expense related to staff recruiting and an increase in charitable contributions. The increase in other noninterest expense was somewhat offset by a reimbursement of legal fees of $72,000 made to the Company when it received payment in full of a loan on which interest had not been accrued since 2005. The repayment included all principal, interest that would have been earned by the Company over that time period and reimbursement for legal and other expenses incurred by the Company from its collection efforts.
Noninterest expense for the nine months ended September 30, 2007 was $9,038,000 compared with $8,061,000 for the same period of 2006, an increase of $977,000 or 12 percent. The increase was partially due to an increase in salaries and benefits expense of $359,000, or 9 percent for the nine months ended September 30, 2007, as compared with the same period in 2006, partially a result of staff additions and stock compensation expense resulting from the award of restricted stock in the third quarter of 2007. The increase of $165,000, or 13 percent, in occupancy expense for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to costs associated with additional depreciation expense related to a branch remodel completed in the fourth quarter of 2006. The Company also accelerated depreciation expense on leasehold improvements relating to one of its branches as a result of a change in estimated useful life. Data processing increased $91,000 or 15 percent for the nine months ended September 30, 2007 as compared with the same period in 2006 and is primarily attributable to one time charges and ongoing monthly costs related to a change in the Company’s core data processor completed in the second quarter of 2007. Professional fees were $262,000 for the nine months ended September 30, 2007 as compared with $225,000 for the same period in 2006. This increase was due to higher expense incurred for internal and external audits. Marketing expense grew to $366,000 for the year-to-date period ended September 30, 2007 from $349,000 for the same period in 2006, an increase of $17,000 or 5 percent. State revenue and sales tax expense for the first nine months of 2007 increased by $142,000 or 56 percent primarily due to increased revenues in 2007 as compared to the same period in 2006. The increase in other noninterest expense of $166,000 or 13 percent for the first nine months of 2007 as compared to the same six months in 2006 is primarily related to increased expense for staff recruiting, charitable contributions, and liability insurance. Other noninterest expense was partially offset by a reimbursement of legal fees of $72,000 made to the Company when it received full repayment of a loan on which no interest had been accrued since 2005. The repayment included all principal, interest that would have been earned by the Company over that time period and reimbursement for legal and other expenses incurred by the Company from its collection efforts.

Income tax expense
The Company recognized income tax expense of $383,000 during the third quarter of 2007, up from $235,000 in the same quarter of 2006, an increase of 63 percent, or $148,000. Income tax expense for the nine months ended September 30, 2007 was $1,047,000, compared to $518,000 for the same period of 2006, an increase of 102 percent or $529,000. The effective income tax rate for the third quarter of 2007 was 32 percent as compared with 31 percent for the same period in 2006. The effective tax rate for nine months ended September 30, 2007 was 32 percent as compared to 30 percent for the same period in 2006. The increase in the effective tax rate for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 is due to a decrease in the ratio of nontaxable items to taxable income.
Provision and Allowance for Loan Losses
Included in the results of operations for the quarters ended September 30, 2007 and 2006 is expense of $525,000 and $230,000, respectively, related to the provision for loan losses. The increase in the provision for loan losses in the third quarter of 2007 resulted largely from an increase in the level of credit risk inherent in the Bank’s loan portfolio.
The provision for loan losses for the nine months ended September 30, 2007 was $1,021,000 compared to $578,000 for the same period of 2006. The increase in the provision for loan losses resulted largely from an increase in the level of credit risk inherent in the Bank’s loan portfolio due to higher overall loan balances.
Contributing to the increase in the provision was a rise in SFAS 114 impaired loans. At September 30, 2007, allocation for impaired loans increased to $364,000 compared with $49,000 at September 30, 2006. Higher overall loan balances for the third quarter and year-to-date 2007 compared with the same periods in 2006 also contributed to the increase in the provision for loan losses.
At September 30, 2007, the allowance for loan losses was $3,710,000 compared to $2,784,000 at December 31, 2006. The ratio of the allowance to total loans outstanding was 1.05 percent at September 30, 2007, and 0.95 percent at December 31, 2006.
Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at September 30, 2007, there can be no assurance that such losses will not exceed estimated amounts.
While management is encouraged by the strength of the local and regional economy, economic conditions could still adversely affect cash flows for both commercial and individual borrowers, and, as a result, the Company could experience increases in problem assets, delinquencies and losses on loans.
FINANCIAL CONDITION
Loans
At September 30, 2007, loans totaled $354,438,000 compared to $292,449,000 at December 31, 2006, an increase of $61,989,000 or 21 percent.
At September 30, 2007, the Bank had $286,691,000 in loans secured by real estate, which includes loans primarily for a commercial purpose, secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of September 30, 2007 and December 31, 2006:
Types of Loans

	September 30,	December 31,
(in thousands)	2007	2006

Commercial	$87,906	$85,067
Real estate:
Commercial	146,539	118,070
Construction	57,041	34,813
Residential 1-4 family	40,442	36,875
Consumer and other	22,510	17,624

Total	$354,438	$292,449

Allocation of the Allowance for Loan Losses
In the following table, the allowance for loan losses at September 30, 2007 and December 31, 2006 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook, and other business considerations.

	September 30,	% of loans in	December 31,	% of loans in
	2007	each category	2006	each category
(in thousands)	Amount	to Total Loans	Amount	to Total Loans

Commercial	$1,307	25%	$919	29%
Real estate:
Commercial	1,459	42	1,120	40
Construction	572	16	440	12
Residential 1-4 family	42	11	36	13
Consumer and other	330	6	269	6

Total	$3,710	100%	$2,784	100%

% of Loan portfolio	1.05%		0.95%

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

	Nine months ended	Nine months ended
(in thousands)	September 30, 2007	September 30, 2006

Beginning Balance	$2,784	$2,056

Chargeoffs
Commercial	120	—
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	40	19

Total charge-offs	160	19

Recoveries
Commercial	61	8
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	4	8

Total Recoveries	65	16

Net chargeoffs/(recoveries)	95	3
Provision	1,021	578

Ending balance	$3,710	$2,631

The Company’s nonperforming loans were $1,072,000 at September 30, 2007, or 0.26 percent of total assets as compared to $497,000, or 0.14 percent of total assets, at December 31, 2006. Impaired loans were $487,000 at September 30, 2007 as compared with $123,000 at December 31, 2006.
Investments
At September 30, 2007, investments totaled $26,388,000, a decrease of $3,143,000 or 11 percent from $29,531,000 at December 31, 2006. The decrease in investments was primarily due to maturities and principal payments on securities available-for-sale.
For more information regarding securities, see Note 3, “Securities” to the unaudited consolidated financial statements.
Deposits
At September 30, 2007, total deposits were $320,498,000, compared to $256,435,000 at December 31, 2006, a 25 percent increase from December 31, 2006. Noninterest-bearing deposits totaled $56,040,000 at September 30, 2007 compared to $55,373,000 at December 31, 2006, an increase of $667,000 or 1 percent.

Interest-bearing deposits totaled $264,458,000 at September 30, 2007, compared to $201,062,000 at December 31, 2006, an increase of $63,396,000 or 32 percent.
Approximately $47,971,000 or 76 percent of the net growth in interest-bearing deposits in the first nine months of 2007 was through the use of non-retail deposit sources, including brokered and bulletin board certificates of deposit.
The Company currently has deposit relationships with companies that are part of PEMCO Financial Services Group (“PFS”). PFS has recently notified the Company of its intentions to move a large portion of its deposit relationship away from the Company over the next year. This will have the net effect of a reduction of approximately 12 percent of total non-interest bearing balances, or approximately 2 percent of total deposits. The Company does not expect to experience funding difficulties nor a decline in net income as a result of this.
Borrowings and Junior Subordinated Debt
At September 30, 2007, the Bank’s Federal Home Loan Bank advances were $46,010,000 compared to $46,805,000 at December 31, 2006, a 2 percent decrease. The decrease is attributable to net repayment of advances that matured during the period.
At September 30, 2007 and December 31, 2006 the Company had junior subordinated debt totaling $12,372,000 and $12,217,000, respectively. For discussion of Trust III and the related redemption of trust preferred securities, see Note 6, “Junior Subordinated Debt” to the unaudited consolidated financial statements.
For discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 8, “Borrowings and Junior Subordinated Debt” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2006.
Stockholders’ Equity and Capital Resources
Stockholders’ equity totaled $25,678,000 at September 30, 2007, an increase of $1,859,000 or 8 percent over December 31, 2006. Current earnings were $2,205,000 and dividends paid were $495,000 for the nine months ended September 30, 2007. The change in unrealized losses on securities available-for-sale and the change in post-retirement obligations, net of deferred taxes, increased stockholders’ equity by $1,000. Stockholders’ equity increased by $79,000 in common stock and surplus due to the recognition of stock option compensation expense, and by $69,000 in surplus from the exercise of 5,626 stock options in the third quarter of 2007.
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
Book value per share was $10.80 at September 30, 2007 and $10.12 at December 31, 2006. Book value per share is calculated by dividing total equity by total shares outstanding.
The following table displays the capital ratios at September 30, 2007 and December 31, 2006 for the Company and the Bank. As the table illustrates, the Bank’s capital ratios exceed those required for the Bank to be considered well-capitalized.

					Minimum to Be
					Well Capitalized
			Minimum for		Under the Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(in thousands, except ratio data)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007
Total capital (to risk-weighted assets)
Consolidated	$42,199	11.70%	$28,845	8.00%	N/A	N/A
Bank	41,786	11.84	28,228	8.00	$35,285	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	34,530	9.58	14,422	4.00	N/A	N/A
Bank	38,076	10.79	14,114	4.00	21,171	6.00
Tier 1 capital (to average assets)(1)
Consolidated	34,530	8.56	16,147	4.00	N/A	N/A
Bank	38,076	9.60	15,861	4.00	19,826	5.00
December 31, 2006
Total capital (to risk-weighted assets)
Consolidated	$39,310	13.20%	$23,819	8.00%	N/A	N/A
Bank	38,504	12.94	23,795	8.00	$29,744	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	32,412	10.89	11,910	4.00	N/A	N/A
Bank	35,720	12.01	11,898	4.00	17,847	6.00
Tier 1 capital (to average assets)(1)
Consolidated	32,412	9.92	13,074	4.00	N/A	N/A
Bank	35,720	11.15	12,817	4.00	16,022	5.00

(1)	Also referred to as the leverage ratio
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
At September 30, 2007, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $94,419,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.
For additional information regarding off-balance sheet items, refer to Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2006.
The following table summarizes the Company’s significant contractual obligations and commitments (excluding commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements) at September 30, 2007:

	Within			After
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total

Federal Home Loan Bank advances	$21,285	$10,675	$7,050	$7,000	$46,010
Junior subordinated debt	—	—	—	12,372	12,372
Time Deposits	159,080	15,404	2,164	259	176,907
Operating leases	713	1,285	941	650	3,589

Total	$181,078	$27,364	$10,155	$20,281	$238,878

Liquidity
Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liability management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.
In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. Approximately 3 percent of the investment balances within this portfolio mature within one year. Liquidity is also provided by deposit growth, federal funds purchased, borrowings, and maturities and sales of loans.
The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended September 30, 2007 and 2006. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The analysis of the potential impact of rate on net interest income is indicated in the tables below.
Net interest income analysis as of September 30, 2007:
     In thousands; rate changes in basis points (bp) = 1/100 of 1%.

	ANNUALIZED DOLLAR CHANGE
IMMEDIATE RATE CHANGE	IN NET INTEREST INCOME	PERCENT CHANGE

+200bp	991	6.38
+100bp	500	3.22
+ 50bp	246	1.58
- 50bp	(261)	(1.68)
-100bp	(478)	(3.08)
-200bp	(887)	(5.71)
The table above indicates, for example, that the estimated effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by an estimated 3.22 percent or approximately $500,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 3.08 percent or approximately $478,000.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2007. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.
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
Dated: November 9, 2007
EVERGREENBANCORP, INC.

/s/ Gordon D. Browning
Gordon D. Browning
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)