Form 10-K
period 2007-12-31
EVERGREENBANCORP INC
filed 2008-03-17
CIK 1143566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(No Fee Required)

Commission file number 000-32915

EvergreenBancorp, Inc.

(Exact name of Registrant as specified in its Charter)

Washington	91-2097262
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1111 Third Avenue, Suite 2100 Seattle, Washington (Address of Principal Executive Offices)	98101 (ZIP Code)

Registrant’s telephone number, including area code:

(206) 628-4250

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates, based on the closing price as quoted on the OTC Bulletin Board at June 30, 2007 (the last business day of the most recent second fiscal quarter), was $36,082,510.

The number of shares outstanding of the registrant’s no par value common stock as of March 11, 2008 was 2,397,046 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders (Part III, Items 10-14).

EVERGREENBANCORP, INC.

FORM 10-K

ANNUAL REPORT

PART I

Item 1.	Business

EvergreenBancorp, Inc.

EvergreenBancorp, Inc. is a bank holding company organized under the laws of the State of Washington. Bancorp was formed in 2001 pursuant to the reorganization of EvergreenBank (“the Bank”), whereby the Bank became a wholly owned subsidiary of Bancorp. This tax-free reorganization resulted in a share-for-share exchange of stock whereby stockholders of the Bank became stockholders of Bancorp. The bank holding company structure provides flexibility for financing and growth, as well as for acquiring or establishing other banking operations or businesses related to banking. For example, in November 2006 and April 2007, Bancorp formed EvergreenBancorp Statutory Trust II (“Trust II”) and EvergreenBancorp Statutory Trust III (“Trust III”), respectively, to raise capital through trust preferred securities offerings. This could not have been accomplished without the bank holding company structure. Bancorp and Bank are collectively referred to herein as “the Company.” The terms “we,” “us,” and “our” refer to Bancorp, Bank, Trust II, or Trust III where applicable.

The Company remains committed to community banking and intends to remain community-focused. In 2007, the Bank continued to conduct its banking business in substantially the same manner as in prior years. In addition to growing the Company organically, the Company continues to look for possible acquisition opportunities that can offer both compatibility of business operations and enhanced shareholder value. The Board’s philosophies and overall structure remain unchanged.

The Company’s consolidated net income for 2007 was $1,181,000, or $0.50 per basic share ($0.49 per diluted share), and its consolidated equity at December 31, 2007 was $25,436,000, with 2,388,804 common shares outstanding and a book value of $10.65 per share. At December 31, 2007, the Company had total consolidated assets of approximately $422,787,000, loans of approximately $375,428,000, and deposits of approximately $309,471,000. For more information regarding the Company’s financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” of this 10-K report.

EvergreenBank

EvergreenBank is a Washington chartered commercial bank organized in 1971 under the name Teachers State Bank. In April 2007, the Bank moved its main office from 301 Eastlake Avenue, which continues to operate as a branch, to its current location at 1111 Third Avenue in Seattle (“Seneca” office). Initially, the primary business focus of the Bank was offering products and services to credit unions and their members. Over the years, the focus of the Bank gradually evolved to offering products and services more typical of those offered by a traditional community bank—consumer and commercial lending and deposits. To reflect this, and to clarify for potential customers that the Bank’s products and services were not limited to “teachers,” the Bank changed its name in 1980 to “EvergreenBank.” Since 1993, the Bank has opened five additional offices located in Lynnwood, Bellevue, Federal Way, and Seattle and will soon open its seventh office in Kent. The Bank now focuses on general commercial banking business, offering commercial banking services to small and medium-sized businesses, professionals, and retail customers in its market area.

Market

The Bank’s primary market area consists of King, Pierce, and Snohomish counties in western Washington. The Bank began its operations in 1971 from its Eastlake office location in Seattle and has since expanded its market with the addition of five offices since 1993 within a 25-mile radius of Seattle.

Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts, health savings accounts, and money market accounts. Loans include commercial, real estate construction and development, installment and consumer loans, and residential real estate. Other products and services include merchant credit card processing, cash management services, electronic funds transfers, and electronic tax payment. The Bank also offers Internet banking and bill paying services, an ATM network, as well as 24-hour telephone banking.

Competition

Commercial banking in the state of Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Washington is dominated by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Key Bank, Bank of America, and Washington Mutual Bank, which together account for approximately 57 percent of the total commercial and savings bank deposits in Washington. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank. In addition, the Bank has experienced competition for both deposits and loans from “non-bank” financial service providers, such as brokerage firms, captive automobile financing and equipment leasing companies.

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

In general, the financial services industry has experienced widespread consolidation in recent years. The Company anticipates that consolidation among financial institutions in its market area will continue. Other financial institutions, many with substantially greater resources, compete in the acquisition market against the Company. Some of these institutions, among other items, have greater access to capital markets, larger cash reserves, and shares with greater liquidity than those of the Company. Additionally, the rapid adoption of financial services through the Internet has reduced the barrier to entry by financial services providers physically located outside our market area. Although the Company has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

Employees

On December 31, 2007, the Bank employed 65 full-time employees and 5 part time employees. Employees are not represented by any collective bargaining agreement. Management considers its relations with employees to be good.

EvergreenBancorp Statutory Trust II

In November 2006, Bancorp completed an issuance of $7 million in trust preferred securities through a newly formed special purpose business trust, EvergreenBancorp Statutory Trust II. The securities were sold in a private placement pursuant to an exemption from registration under the Securities Act of 1933, as amended.

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

EvergreenBancorp Statutory Trust III

In April 2007, Bancorp completed an issuance of $5 million in trust preferred securities through a newly formed special purpose business trust, EvergreenBancorp Statutory Trust III (“Trust III”), a statutory trust formed under the laws of the State of Delaware. The securities were sold in a private placement pursuant to an exemption from registration under the Securities Act of 1933, as amended.

Under the terms of the transaction, the trust preferred securities have a maturity of 30 years and the holders are entitled to receive cumulative cash distributions on a quarterly basis at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 1.65 percent. The securities are not redeemable until 2012 except in the event of certain special redemption events. In July of 2007, the Company used the net proceeds from the trust preferred issuance to call $5 million of trust preferred securities issued in May 2002 and concurrently redeemed related trust preferred securities issued to the public.

SUPERVISION AND REGULATION

General

The following discussion describes elements of the extensive regulatory framework applicable to the Company and the Bank. This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including interpretation or implementation thereof, could have a material effect on our business or operations.

Federal Bank Holding Company Regulation

General.    The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports with and provide the Federal Reserve with such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.

Holding Company Bank Ownership.    The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5 percent of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks.    With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

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

Tying Arrangements.    We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

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

State Law Restrictions.    As a Washington corporation, the Company is subject to certain limitations and restrictions under applicable Washington corporate law. For example, state law in Washington includes limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records and minutes, and observance of certain corporate formalities.

Federal and State Regulation of EvergreenBank

General.    The Bank is a Washington state-chartered commercial bank with deposits insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the Washington Department of Financial Institutions, Division of Banks and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Community Reinvestment.    The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions.    Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not covered above; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

Regulation of Management.    Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders and their related interests; and (iii) prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards.    Federal law imposes certain non-capital safety and soundness standards upon banks. These standards cover, among other things, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Washington enacted “opting in” legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Under Washington law, an out-of-state bank may, subject to Department of Financial Institutions’ approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions. Once an out-of-state bank has acquired a bank within Washington, either through merger or acquisition of all or substantially all of the bank’s assets or through authorized de novo branching, the out-of-state bank may open additional branches within the state.

Deposit Insurance

In 2006, federal deposit insurance reform legislation was enacted that (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions credits on future assessments.

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund. The Bank is required to pay deposit insurance premiums, which are assessed and paid regularly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends

The principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Washington law also limits a bank’s ability to pay dividends that are greater than the bank’s retained earnings without approval of the Department of Financial Institutions.

Capital Adequacy

Regulatory Capital Guidelines.    Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital.    Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and term subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50 percent of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios.    The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4 percent and a minimum total risk-based ratio of 8 percent.

Leverage Ratio.    The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3 percent; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1 to 2 percent.

Prompt Corrective Action.    Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.

In 2007, the federal banking agencies, including the FDIC and the Federal Reserve, approved final rules to implement new risk-based capital requirements. Presently, this new advanced capital adequacy framework, called Basel II, is applicable only to large and internationally active banking organizations. Basel II changes the existing risk-based capital framework by enhancing its risk sensitivity. Whether Basel II will be expanded to apply to banking organizations that are the size of the Company or the Bank is unclear at this time, and what effect such regulations would have on us cannot be predicted, but we do not expect our operations would be significantly impacted.

Regulatory Oversight and Examination

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company’s rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

To deter wrongdoing, the Act (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. After enactment, we updated our policies and procedures to comply with the Act’s requirements and have found that such compliance, including compliance with Section 404 of the Act relating to management control over financial reporting, has resulted in significant additional expense for the Company. We anticipate that we will continue to incur such additional expense in our ongoing compliance.

Anti-terrorism Legislation

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended “sunset” provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. While the Patriot Act has had minimal affect on our record keeping and reporting expenses, we do not believe that the renewal and amendment will have a material adverse effect on our business or operations.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999.    The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

Recent Legislation

Financial Services Regulatory Relief Act of 2006.    In 2006, the President signed the Financial Services Regulatory Relief Act of 2006 into law (the “Relief Act”). The Relief Act amends several existing banking laws and regulations, eliminates some unnecessary and overly burdensome regulations of depository institutions and clarifies several existing regulations. The Relief Act, among other things, (i) authorizes the Federal Reserve Board to set reserve ratios; (ii) amends regulations of national banks relating to shareholder voting and granting of dividends; (iii) amends several provisions relating to loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expands and clarifies the enforcement authority of federal banking regulators. Our business, expenses, and operations have not been significantly impacted by this legislation.

Effects Of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Item 1A.	Risk Factors

Our business exposes us to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition, and future results.

•	Fluctuating interest rates can adversely affect our profitability

Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. We cannot make assurances that we can minimize our interest rate risk. In addition, interest rates also affect the amount of money we can lend. When interest rates rise, the cost of borrowing also increases. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business and prospects. We assess rate risk by various means including analysis of financial data and by modeling the impact of rate changes on financial performance. Current information suggests that the Company is slightly “asset-sensitive,” suggesting that rising interest rates may tend to increase net interest income and improve profits, and that falling interest rates would have the opposite effect. For example, in early 2008 The Federal Reserve reduced the federal funds target interest rate by 125 basis points, which has the effect of narrowing our interest margins at least in the short term. See page 37 for further discussion and analysis of interest rate risk.

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

Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. These types of loans also typically are larger than residential real estate loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in: a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Loans” for further discussion of the loan portfolio.

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

•	A tightening of the credit market may make it difficult to obtain available money to fund loan growth, which could adversely affect our earnings

A tightening of the credit market and the inability to obtain adequate money to fund continued loan growth may negatively affect our asset growth and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Bank also relies on alternative funding sources through correspondent banking and a borrowing line with the FHLB to fund loans. In the event of a downturn in the economy, particularly in the housing market, these resources could be negatively affected, which would limit the funds available to the Bank.

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

We depend upon the services of Gerald Hatler, our President and CEO, and the experienced management he has assembled. The loss of Mr. Hatler in particular, if not replaced shortly with an equally competent person, could disrupt our operations and have an adverse effect on us. If Mr. Hatler were to die, EvergreenBank has a bank owned life insurance policy that would provide approximately $815,000. The proceeds from this death benefit could be used to mitigate costs that we may incur in locating and hiring a replacement.

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

•	If Visa, Inc. is unable to consummate its initial public offering on the terms currently contemplated, we will not receive expected proceeds from such offering

Visa, Inc. (“Visa”) filed a registration statement with the SEC on November 9, 2007 to sell its common stock in an initial public offering (“IPO”). If Visa’s offering is successfully completed, management currently anticipates that we, as a selling stockholder, will receive proceeds from the offering. However, there is no assurance that Visa will be able to complete an IPO on the terms currently contemplated by its registration statement or at all. If the number of shares or the price per share of Visa’s offering are less than Visa currently anticipates selling or if the Visa offering is not completed, we may not realize proceeds sufficient to cover the indemnity liabilities accrued in 2007 in respect of Visa litigation matters.

Item 1B.	Unresolved Staff Comments

There were no unresolved staff comments from the Securities and Exchange Commission as of December 31, 2007.

Item 2.	Properties

The Bank conducts business from seven leased office locations: the Eastlake office at 301 Eastlake Avenue East, northeast of downtown Seattle; the downtown Seattle office at 1111 Third Avenue, Seattle; the Lynnwood office located at 2502 196th Street Southwest, Lynnwood; the Bellevue office located at 110 110th Avenue Northeast, Bellevue; the Federal Way office located at 1300 South 320 th Street, Federal Way; the South Lake Union office at 307 Westlake Avenue North, northwest of downtown Seattle; and the Kent office at 20038 68 th Avenue, Kent.

The Company leases premises and parking facilities for the Eastlake and Lynnwood offices from PEMCO Mutual Insurance Company, under leases expiring from October 31, 2009 to March 31, 2012. The Company leases the Federal Way, South Lake Union, Bellevue, downtown Seattle, and Kent premises from other parties and those leases expire June 30, 2008, August 31, 2009, May 31, 2011, April 30, 2015, and March 31, 2018, respectively. See Note 14: Leases to the consolidated financial statements.

Items of furniture, fixtures, and equipment are purchased as needed by the Bank. The Bank is responsible for maintenance, repairs, operating expenses, and insurance.

Item 3.	Legal Proceedings

Bancorp and the Bank from time to time may be parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against Bancorp or the Bank which, if determined adversely, would have a material adverse effect on the consolidated financial condition or results of operations of the Company, except for matters associated with the Visa indemnification charges.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Bancorp’s common stock is traded on the OTC Bulletin Board under the symbol “EVGG.” As of March 11, 2008, there were 653 holders of record of Bancorp’s common stock, and an estimated 442 holders of its stock in “street name” by brokerage firms.

The table below shows, for the periods indicated, the reported high and low closing sale prices and cash dividends paid.

	2007			2006
	Cash Dividend	High	Low	Cash Dividend	High	Low
First Quarter	$0.07	$16.68	$14.54	$0.06	$14.15	$13.29
Second Quarter	0.07	15.75	14.81	0.06	16.25	13.99
Third Quarter	0.07	15.78	14.75	0.06	17.00	14.95
Fourth Quarter	0.07	15.28	14.00	0.07	15.88	14.50

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors from time to time and paid out of funds legally available. Because the Company’s consolidated net income consists largely of the net income of the Bank, Bancorp’s ability to pay dividends depends upon its receipt of dividends from the Bank. The Bank’s ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation—Dividends” in Part I. The declaration of dividends by Bancorp is discretionary and depends on the Bank’s and Bancorp’s earnings and financial condition, regulatory limitations, tax considerations, and other factors. While the Board of Directors expects to continue to declare dividends, there can be no assurance that dividends will be paid in the future.

Investor information, including Bancorp filings with the Securities and Exchange Commission and press releases, are available on Bancorp’s website at www.EvergreenBancorp.com, or by written request to EvergreenBancorp, Inc., 1111 Third Avenue, Suite 100, Seattle, Washington, 98101, Attention: Investor Relations.

Inquiries regarding stock transfers should be directed to Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey, 07016, (800) 368-5948.

No shares of common stock were repurchased by Bancorp during the fourth quarter of 2007.

Equity Compensation Plan Information

The Company’s Second Amended 2000 Stock Option and Equity Compensation Plan (the “Second Amended 2000 Plan”) was approved by the shareholders and provides for the issuance of the Company’s common stock to officers, certain employees, directors and consultants. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the plan as of December 31, 2007:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders(1)	198,628	$10.43	20,507
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	198,628	$10.43	20,507

(1)	Amounts have been adjusted to reflect all applicable stock splits and dividends paid on the Company’s common stock.

Item 6.	Selected Consolidated Financial Data

	2007	2006	2005	2004	2003
	(in thousands, except per share and ratio data)
INCOME STATEMENT DATA
Net interest income	$15,954	$12,535	$10,263	$9,102	$8,200
Provision for loan losses	1,926	810	423	321	233
Noninterest income	1,547	1,828	1,693	1,709	1,755
Noninterest expense	13,666	10,950	10,150	8,602	8,196
Net income	1,181	1,819	966	1,282	1,036

PER SHARE DATA(1)
Earnings per common share	$0.50	$0.89	$0.48	$0.64	$0.52
Diluted earnings per common share	0.49	0.88	0.47	0.63	0.52
Dividends declared per common share	0.280	0.250	0.228	0.192	0.185

BALANCE SHEET DATA
Total loans	$375,428	$292,449	$189,188	$159,656	$138,468
Allowance for loan losses	4,166	2,784	2,056	1,887	1,636
Real estate owned	—	—	—	—	2,659
Total assets	422,787	343,520	249,192	209,630	194,556
Total deposits	309,471	256,435	199,890	173,801	152,683
Total long-term debt	82,282	59,022	28,849	16,067	20,381
Stockholders’ equity	25,436	23,819	17,736	17,485	16,583

SELECTED FINANCIAL RATIOS
Return on average assets	0.31%	0.64%	0.45%	0.66%	0.60%
Return on average equity	4.73	9.55	5.51	7.58	6.42
Dividend payout ratio	51.80	27.60	47.31	29.80	35.33
Average equity to average assets	6.52	6.67	8.16	8.71	9.29
Net interest margin (tax equivalent)(3)	4.37	4.67	5.14	5.02	5.02
Allowance for loan losses to total loans at the end of year	1.11	0.95	1.09	1.18	1.18
Nonperforming loans to total loans at the end of year(2)	0.22	0.17	0.61	0.14	0.46
Net loans charged off to average total loans	0.16	0.03	0.16	0.05	0.24

(1)	All per share amounts have been adjusted to reflect all applicable stock splits and dividends paid on the Company’s common stock.
(2)	Nonperforming loans include nonaccrual loans, and other loans 90 days or more past due.
(3)	Net interest margin (tax-equivalent) is a non-GAAP disclosure. Please see pages 24-25 for further discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Bancorp is a Washington chartered bank holding company formed in 2001 and headquartered in Seattle, Washington. Bancorp has as its primary business activity ownership of EvergreenBank (“the Bank”). The Bank’s principal business is personal and business banking. Services offered include commercial, real estate and consumer lending; savings, checking and certificate of deposit accounts; health savings accounts; financial planning and investment services, ATM network, Internet banking, cash management services, and merchant credit card processing services. EvergreenBank currently operates six offices in Washington located in Seattle, Bellevue, Lynnwood, and Federal Way. The Bank will be opening its seventh branch office in Kent in April 2008.

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

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. EvergreenBancorp, Inc. (“Bancorp”), or the “Company”, intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual results to differ materially from the Company’s expectation include, but are not limited to: fluctuation in interest rates and loan and deposit pricing, which could reduce the Company’s net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company’s market areas, that could increase credit-related losses and expenses; a national or local disaster, including acts of terrorism; challenges the Company may experience in retaining or replacing key executives or employees in an effective manner; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company’s provision for loan losses and related expenses; a decline in the housing/real estate market: a tightening of available credit; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company’s banking or other subsidiaries; the effects of Visa, Inc’s IPO; and possible changes in tax rates, tax laws, or tax law interpretation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Further information concerning the Company and its business, including additional factors that could materially affect its financial results, is included in the Company’s filings with the Securities and Exchange Commission. Reports and additional information, including Company press releases, can be found on the Bancorp’s website at www.EvergreenBancorp.com.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified certain policies as being particularly sensitive in terms of judgments and the extent to which estimates are used. The policies relate to the determination of the allowance for loan losses, status of contingencies, and the fair value of financial instruments, as described in further detail below, and in the accompanying consolidated financial statements and footnotes thereto contained in this Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time, however, given the sensitivity of the financial statements to these critical accounting policies, estimates, and assumptions, material differences in the results of operations or financial condition could result.

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

Temporary Decline in Fair Value of Securities.    Under current accounting rules, declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining whether an unrealized loss is considered other-than-temporary, management considers: (1) the length of time and extent that fair value has been less than cost; (2) the financial condition and near term prospects of the issuer; and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair values. In management’s view, the decline in market value of the securities that were below amortized cost at December 31, 2007 does not represent other-than-temporary impairment, and thus no loss was recognized on the income statement. Additional information regarding these securities can be found in Note 3: Securities to the notes to consolidated financial statements.

Contingencies and guarantees:    Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities under Statement of Financial Accounting Standard (“SFAS”) No. 5, when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. For guarantees where the outcome is not probable and an amount or range of loss cannot be estimated in accordance with SFAS No. 5, the liability for the fair value of the guarantee (if there is one) is recognized in accordance with FIN 45. Management has made certain assumptions in determining the amount of the Visa indemnification charges recorded in the fourth quarter of 2007. As new information is made available to the Company, we anticipate that our assumptions may change and that such changes may increase or decrease the amount of our indemnification liability recorded. Such changes may be significant.

Overview

The profitability of the Company’s operations depends primarily on the net interest income from its banking operations and investment activities, the provision for losses on loans, noninterest income, noninterest expense, and income tax expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income includes service charges on deposit accounts, net merchant credit card processing fees, gains from sales of loans and investment securities, and earnings on bank owned life insurance. Noninterest expense includes operating costs such as salaries and employee benefits, occupancy and equipment, data processing, professional fees, marketing, state and local taxes, and other administrative expense.

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

The Puget Sound region’s economy continued to be strong in 2007, growing at approximately twice the national rate. Both residential and commercial real estate values were stable compared with the previous year, supported by solid job growth and net in-migration. In particular, the aerospace and software industries added jobs throughout 2007. The unemployment rate is below the national average and continues to fall.

Loans outstanding grew throughout 2007 as a result of favorable loan demand, plus the benefits of an increased number of office locations and qualified lending personnel. By the end of 2007, loan totals had reached a new record level of $375,428,000, up $82,979,000 or 28 percent over the prior year-end. Deposit totals increased $53,036,000, up 21 percent, and ending 2007 at a record $309,471,000. Deposit totals at December 31, 2007 included brokered deposits of $85,467,000. The higher interest rate paid on brokered deposits contributed to compression in the Company’s net interest margin, which decreased to 4.37 percent in 2007 compared to 4.67 percent in 2006. Credit quality was favorable as the ratio of nonperforming loans to total loans remained low at 0.22 percent at year end 2007, as compared with 0.17 percent at the end of 2006. Net income decreased 35 percent in 2007, to $1,181,000 or $0.49 per diluted share, compared to $1,819,000 or $0.88 per diluted share in 2006. The primary reason for the decrease was a $2,122,000 pre-tax charge made to recognize the Company’s indemnification obligation to Visa, Inc. See Note 16: Commitments and Contingencies for further discussion of the Company’s indemnification obligation to Visa, Inc.

Capital activities in 2007 included quarterly cash dividends paid in February, May, August, and November. Capital levels remain adequate with the Company’s equity-to-assets ratio standing at 6.04 percent at December 31, 2007.

Results of Operations 2007 Compared to 2006

The Company’s 2007 net income was $1,181,000 compared to $1,819,000 in 2006, a decrease of $638,000 or 35 percent. Basic and diluted earnings per share for 2007 were $0.50 and $0.49, respectively, compared to $0.89 and $0.88 for 2006. Return on average assets was 0.31 percent for 2007 and 0.64 percent for 2006. Returns on average common equity were 4.73 percent and 9.55 percent, respectively. The net interest margin (net interest income on a taxable-equivalent basis divided by average earning assets) was 4.37 percent compared to 4.67 percent in 2006.

Three significant items impacted the Company’s 2007 results. Cumulatively, these items lowered reported earnings per share by $0.50 for the year. The first item represented a non-cash charge totaling $2.1 million pretax, or $0.59 per share after-tax, and relates to the Company’s estimate of its proportionate share of obligations to indemnify Visa, Inc. for certain litigation matters. Visa is preparing for an initial public offering (“IPO”) of its common stock in 2008. Upon the anticipated completion of the IPO, the fair value of the Company’s proportionate Visa interest will be realized, based upon the value of shares utilized to establish the escrow account (limited to the amount of the obligation recorded) and shares redeemed for cash. The Company anticipates that its expected proceeds from Visa’s anticipated IPO will offset any liabilities related to any Visa litigation. See page 36 Contractual Obligations and Commitments and Note 16: Commitments and Contingencies for further discussion of the Company’s indemnification obligation to Visa, Inc. The second item relates to a gain of $1.0 million pretax, or $0.28 per share on an after-tax basis, related to the settlement of the Company’s post-retirement plan. This action not only positively impacted the Company’s results in 2007, but will also reduce compensation and benefit expense in future years. The last item was a cash loss of $444,000, or $0.19 per share after tax, resulting from the sale of a significant investment held by the Bank. The Bank had owned the investment, a mutual fund investing in highly-rated short-term mortgage backed securities, for approximately five years. There were two primary reasons behind the Company’s decision to sell the investment. First, the Company continues to experience strong loan growth and the sale of the investment provided an opportunity to reinvest the proceeds in loans with a substantially higher yield. Second, market turmoil and lack of liquidity affecting even high-quality mortgage-related investments increased the risk of holding the investment.

In addition to the significant items discussed above, the 2007 results were negatively impacted by the increased provision for loan losses in 2007 as compared to 2006. The provision for loan losses made in 2007 was $1,926,000 as compared to $810,000 in 2006. See page 25 for further discussion about the provision for loan losses and the allowance for loan losses.

The results of operations in 2007 reflected higher net interest income, primarily attributable to the increase in average loan balances of the loan portfolio. The increase was centered particularly in real estate loans, which grew $77,692,000, or 55 percent year-over-year.

For the year, noninterest income decreased 15 percent, primarily due to a loss on the sale of a security available for sale of $444,000. This decrease was offset by increased earnings from service charges on deposit accounts and merchant credit card processing.

Noninterest expense rose $2,716,000 or 25 percent in 2007 compared with 2006. The majority of the increase was due to $2,122,000 of indemnification charges recognized by the Company in the fourth quarter of 2007. Noninterest expense also increased as a result of recent growth and restructuring of the Company’s support functions designed to better support future growth. These increases in noninterest expense were offset by a gain of approximately $1,002,000 recognized on the settlement of the post-retirement plan.

The table of selected consolidated financial data, which appears on page 16, summarizes the Company’s financial performance for each of the past five years. Additional analysis of financial components is contained in the discussion that follows.

Results of Operations 2006 Compared to 2005

The Company’s 2006 net income was $1,819,000 compared to $966,000 in 2005, an increase of 88 percent. Basic and diluted earnings per share for 2006 were $0.89 and $0.88, respectively, compared to $0.48 and $0.47 for 2005. Return on average assets was 0.64 percent for 2006 and 0.45 percent for 2005. Returns on average common equity were 9.55 percent and 5.51 percent, respectively. The net interest margin (net interest income on a taxable-equivalent basis divided by average earning assets) was 4.67 percent compared to 5.14 percent in 2005.

The results of operations in 2006 reflected higher net interest income, which is primarily attributable to the increase in average loan balances of the loan portfolio and an increase in interest rates. The increase in the average balances of the loan portfolio was centered particularly in real estate loans, which grew $51,032,000, or 57.06 percent year-over-year.

For the year, noninterest income increased 7.97 percent, which was primarily due to an increase in earnings from bank owned life insurance (“BOLI”). Operating expenses rose 7.88 percent due in part to growth in the average number of full time equivalent employees (“FTE’s”), increase in premises and equipment expenses associated with the remodel of the Bank’s Lynnwood office and an additional $123,000 of compensation expense recorded in 2006 from the implementation of SFAS No. 123(R).

Net Interest Income

The Company’s principal source of earnings is net interest income, which is the difference between interest income, including loan-related fee income, and interest expense. The individual components of net interest income and net interest margin are presented on pages 23 and 24.

2007 Compared to 2006

Net interest income before the provision for loan losses for 2007 was $15,954,000 compared to $12,535,000 in 2006. The 27 percent increase was principally due to a $99,810,000 increase in the average balance of the loan portfolio from 2006 to 2007. This increase was partially offset by an increase in average interest-bearing deposits, which increased $76,095,000 or 47 percent from 2006 to 2007, and an increase of $8,567,000 in the average balance of Federal Home Loan Bank advances outstanding.

Total interest income was $30,004,000 in 2007, compared to $20,786,000 in 2006. This increase of $9,218,000, or 44 percent, was primarily attributable to a 43 percent increase in average loan balances and a 0.28 percent higher average yield for 2007 as compared with 2006. Also contributing to the increase was a rise in income from federal funds sold. The average balance of federal funds sold increased $239,000 year over year and the average yield earned on those balances rose 0.05 percent.

Total interest expense was $14,050,000 in 2007 compared to $8,251,000 in 2006, an increase of $5,799,000 or 70 percent. This increase was due primarily to an increase in average interest-bearing liabilities of $92,091,000 or 44 percent. The majority of this increase was due to an increase in brokered deposits and advances from the Federal Home Loan Bank of Seattle (“FHLB”). Brokered deposits totaled $85,467,000 at December 31, 2007 and $52,755,000 at December 31, 2006. Average rates paid for brokered funds are often higher than rates paid on retail deposits, and that contributed to an increase in the average yield on interest-bearing deposits. In addition, competition among local financial institutions for deposits to provide funding for strong loan demand drove up the cost of retail deposits. As a result, the average yield paid on interest-bearing deposits increased from 3.49 percent in 2006 to 4.41 percent in 2007. Average total advances from FHLB increased $8,567,000 or 22 percent from 2006 to 2007; the average rate paid on advances in 2007 was 5.06 percent as compared with 5.04 percent in 2006. Also contributing to the increase in interest expense was a rise in interest paid on trust preferred securities related to the formation of Trust II in November 2006. Interest paid on trust preferred securities rose from $491,000 in 2006 to $986,000 in 2007, an increase of 101 percent. For further discussion of trust preferred securities see Note 8: Borrowings and Junior Subordinated Debt.

2006 Compared to 2005

Net interest income before the provision for loan losses for 2006 was $12,535,000 compared to $10,263,000 in 2005. The 22 percent increase was principally due to significant growth in the average balance of the loan portfolio of $74,309,000 from 2005 to 2006. This increase was partially offset by an increase in average interest-bearing deposits, which increased $37,120,000 or 29 percent from 2005 to 2006.

Total interest income was $20,786,000 in 2006, compared to $13,712,000 in 2005. This increase of $7,074,000 or 52 percent was primarily attributable to a 46 percent increase in average loan balances and higher average yields on loans, which was 8.26 percent in 2006 as compared with 7.73 percent in 2005.

Total interest expense was $8,251,000 in 2006 compared to $3,449,000 in 2005, an increase of $4,802,000 or 139 percent. This increase was due primarily to an increase in the average interest-bearing liabilities of $66,290,000 or 46 percent. The majority of this increase was due to an increase in brokered deposits and advances from the Federal Home Loan Bank of Seattle (“FHLB”). Brokered deposits totaled $52,755,000 at December 31, 2006; there were no brokered deposits at December 31, 2005. Average rates paid for brokered funds are higher than rates paid on organic deposits, thereby causing the average yield on interest-bearing deposits to increase from 2.00 percent in 2005 to 3.49 percent in 2006. Average total advances from FHLB increased $26,937,000 or 218 percent from 2005 to 2006; the average rate paid on advances in 2006 was 5.04 percent as compared with 4.60 percent in 2005.

Analysis of Average Balances, Net Interest Income, and Net Interest Margin

	Years Ended December 31,
	2007			2006			2007 Over 2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Change in income due to
							Volume	Rate
	(In thousands)
ASSETS
Loans:
Commercial and financial	$95,444	$8,758	9.18%	$77,446	$7,341	9.48%	$1,642	$(225)
Real estate	218,157	17,738	8.13	140,465	10,340	7.36	6,222	1,176
Consumer and other	20,740	2,043	9.85	16,620	1,683	10.13	405	(45)

Total loans	334,341	28,539	8.54	234,531	19,364	8.26	8,269	906
Federal funds sold	1,379	71	5.14	1,140	58	5.09	12	1
Interest-bearing deposits in financial institutions	4,675	225	4.81	1,782	72	4.04	137	17
Investment securities	26,648	1,243	4.67	32,504	1,375	4.23	(307)	175

Total earning assets	367,043	30,078	8.19	269,957	20,869	7.73	8,111	1,099
Cash and due from banks	6,643			6,805
Premises and equipment	3,116			2,948
Accrued interest and other assets	9,997			8,301
Allowance for loan losses	(3,288)			(2,408)

Total assets	$383,510			$285,603

LIABILITIES
Interest-bearing deposits:
Demand deposits	14,579	323	2.22	12,427	172	1.38	33	118
Savings deposits	69,647	2,283	3.28	60,392	1,433	2.37	244	606
Time deposits	155,160	7,953	5.13	90,471	4,101	4.53	3,254	598

Total interest-bearing deposits	239,386	10,559	4.41	163,290	5,706	3.49	3,531	1,322
Federal funds purchased	1,404	83	5.90	1,368	75	5.48	2	6
Federal Home Loan Bank advances	47,855	2,422	5.06	39,288	1,979	5.04	434	9
Junior subordinated debt	13,580	986	7.26	6,188	491	7.93	533	(38)

Total interest-bearing liabilities	302,225	14,050	4.65	210,134	8,251	3.93	4,500	1,299
Noninterest-bearing deposits	52,876			55,000
Accrued interest and other liabilities	3,417			1,423

Total liabilities	358,518			266,557
Stockholders’ equity	24,992			19,046

Total liabilities and stockholders’ equity	$383,510			$285,603

Interest revenue as a percentage of average earning assets			8.19%			7.73%
Interest expense as a percentage of average earning assets			3.83%			3.06%
Net interest income on a taxable-equivalent basis and net interest margin		$16,028	4.37%		$12,618	4.67%

Changes in income and expense which are not due solely to rate or volume have been allocated proportionately. Average loan balances include nonaccrual loans. Taxable-equivalent adjustments relate to tax-exempt investment securities and loans.

Analysis of Average Balances, Net Interest Income, and Net Interest Margin

	Years Ended December 31,
	2006			2005			2006 Over 2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Change in income due to
							Volume	Rate
	(In thousands)
ASSETS
Loans:
Commercial and financial	$77,446	$7,341	9.48%	$56,551	$4,688	8.29%	$1,911	$742
Real estate	140,465	10,340	7.36	89,433	6,303	7.05	3,745	292
Consumer and other	16,620	1,683	10.13	14,238	1,398	9.82	240	45

Total loans	234,531	19,364	8.26	160,222	12,389	7.73	5,896	1,079
Federal funds sold	1,140	58	5.09	5,350	164	3.06	(175)	69
Interest-bearing deposits in financial institutions	1,782	72	4.04	849	15	1.77	26	31
Investment securities	32,504	1,375	4.23	34,816	1,227	3.52	(86)	234

Total earning assets	269,957	20,869	7.73	201,237	13,795	6.86	5,661	1,413
Cash and due from banks	6,805			8,756
Premises and equipment	2,948			2,942
Accrued interest and other assets	8,301			3,901
Allowance for loan losses	(2,408)			(1,937)

Total assets	$285,603			$214,899

LIABILITIES
Interest-bearing deposits:
Demand deposits	12,427	172	1.38	12,529	21	0.17	—	151
Savings deposits	60,392	1,433	2.37	55,299	777	1.40	77	579
Time deposits	90,471	4,101	4.53	58,342	1,723	2.95	1,206	1,172

Total interest-bearing deposits	163,290	5,706	3.49	126,170	2,521	2.00	1,283	1,902
Federal funds purchased	1,368	75	5.48	323	15	4.65	57	3
Federal Home Loan Bank advances	39,288	1,979	5.04	12,351	568	4.60	1,352	59
Junior subordinated debt	6,188	491	7.93	5,000	345	6.90	90	56

Total interest-bearing liabilities	210,134	8,251	3.93	143,844	3,449	2.40	2,782	2,020
Noninterest-bearing deposits	55,000			51,576
Accrued interest and other liabilities	1,423			1,937

Total liabilities	266,557			197,357
Stockholders’ equity	19,046			17,542

Total liabilities and stockholders’ equity	$285,603			$214,899

Interest revenue as a percentage of average earning assets			7.73%			6.86%
Interest expense as a percentage of average earning assets			3.06%			1.71%
Net interest income on a taxable-equivalent basis and net interest margin		$12,618	4.67%		$10,346	5.14%

Changes in income and expense which are not due solely to rate or volume have been allocated proportionately. Average loan balances include nonaccrual loans. Taxable-equivalent adjustments relate to tax-exempt investment securities and loans.

Yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries are reviewed on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The following table shows the reconciliation between net interest income and the taxable-equivalent net interest income as of December 31, 2007, December 31, 2006, and December 31, 2005:

	December 31,
	2007	2006	2005
	(in thousands)
Net Interest Margin
Interest income (GAAP)	$30,004	$20,786	$13,712
Taxable-equivalent adjustment:
Loans	11	12	18
Investments	63	71	65

Interest income—FTE	30,078	20,869	13,795
Interest expense (GAAP)	14,050	8,251	3,449

Net interest income—FTE	$16,028	$12,618	$10,346

Net interest income—(GAAP)	$15,954	$12,535	$10,263

Average interest earning assets	$367,043	$269,957	$201,237
Net interest margin (GAAP)	4.35%	4.64%	5.10%
Net interest margin—FTE	4.37%	4.67%	5.14%

Provision and Allowance for Loan Losses

The provision for loan losses was $1,926,000 in 2007 compared to $810,000 and $423,000 for 2006 and 2005, respectively. At December 31, 2007, the allowance for loan losses was $4,166,000, or 1.11 percent of total loans, compared with $2,784,000 or 0.95 percent of total loans December 31, 2006, and $2,056,000, or 1.09 percent of total loans at December 31, 2005. Nonperforming loans (nonaccrual loans and loans over 90 days past due) to total loans at the end of 2007 were 0.22 percent compared to 0.17 percent at December 31, 2006 and 0.61 percent at December 31, 2005.

The increase in the provision for loan losses in 2007 as compared to 2006 resulted largely from an increase in the absolute level of credit risk inherent in the loan portfolio resulting from loan growth, an increase in loan charge-offs in 2007 compared with 2006, an increase in specific allocations on loans deemed to be impaired at year-end, and changes in loan portfolio composition.

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

The ratio of the allowance for loan losses to total loans at December 31, 2007 was 1.11 percent as compared with 0.95 percent at year-end 2006. The increase in ratio resulted largely from an increase in specific allocations on loans deemed to be impaired at December 31, 2007 as compared to December 31, 2006, as well as changes in the composition of the loan portfolio.

The ratio of the allowance for loan losses to total loans at December 31, 2006 was lower than year-end 2005 primarily due to a lower level of impaired loans and a change in the Bank’s portfolio mix to greater emphasis on loans with lower historical loss experience rates.

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

An analysis of the changes in the allowance for loan losses, including provisions, recoveries, and loans charged off is presented in Note 5: Allowance for Loan Losses to the consolidated financial statements.

Noninterest Income

Noninterest income in 2007, 2006 and 2005 totaled $1,547,000, $1,828,000 and $1,693,000, respectively.

The decrease of 15 percent in 2007 as compared to 2006 was primarily due to a $444,000 loss recognized on the sale of the AMF Ultra Short Mortgage Fund. The primary reason for the sale of the investment was to provide liquidity to the Company to fund loan growth. In addition, management considered the uncertainty relating to residential mortgage investments from the recent turmoil in the residential mortgage market. The decrease was offset by increased income from service charges on deposits. These service charges, which were primarily overdraft and account analysis fees, rose $246,000 year over year and was partially offset by a decline in income from commissions and fees. This decline in income from commissions and fees resulted from the Company no longer offering the financial planning and investment services in 2007 that were previously offered in 2006.

The increase of 8 percent in 2006 as compared to 2005 was primarily due to an increase in net earnings on bank-owned life insurance. Net earnings on bank owned life insurance increased for 2006 as compared to 2005 by $136,000 as the Company recognized income on this asset for a full year in 2006 as compared to a partial year in 2005. Other commissions and fees also increased noninterest income approximately $13,000 due to a rise in investment service commission income. This increase in noninterest income was partially offset by a decrease in service charges on deposit accounts of approximately $12,000 due to a change in the Company’s ACH policy as the Company changed its ACH policy in 2005 to meet the needs of the ACH customers and position itself to attract new ACH customers.

Noninterest Expense

The Company’s total noninterest expense for 2007, 2006 and 2005 was $13,666,000, $10,950,000, and $10,150,000, respectively.

Noninterest expense increased $2,716,000 or 25 percent in 2007. The increase is primarily attributable to a $2,122,000 charge recognized for the Company’s indemnification obligation to Visa, Inc. See page 36 Contractual Obligations and Commitments and Note 16: Commitments and Contingencies for further discussion of Visa, Inc and the Company’s indemnification obligation as a Visa member bank. The increase in noninterest expense is also attributable to a rise in salaries and employee benefits expense of $670,000. The rise in salaries and benefits expense of 12 percent was primarily due to the addition of approximately 5 full-time equivalent staff (“FTE’s”) during 2007. The Company’s objective in the addition of the new FTE’s was to reduce expense related to the outsourcing of certain functions and to increase support in strategic areas to facilitate growth in the Company. The increase in salaries and benefits was also due to an increase in stock compensation expense resulting from the award of stock grants in the second half of the year. Offsetting the increase in salaries and employee benefits was a gain recognized on the settlement of the Company’s post-retirement plan which occurred in November 2007. At the time of plan settlement, payments consisting of a combination of annuities and cash were given to plan participants in exchange for their rights to receive future postretirement benefits as defined under the plan. The payments, which totaled approximately $900,000, as compared to the Company’s accrued post-retirement benefit obligation of $1,900,000, resulted in a gain of approximately $1,000,000. Occupancy and equipment expense rose $159,000 primarily due to the increase in depreciation expense related to a remodel completed in the fourth quarter of 2006. The Company also accelerated depreciation expense on leasehold improvements relating to one of its branches as a result of a change in estimated useful life. The increase in data processing expense is mainly due to one time charges and ongoing monthly costs related to a change in the Company’s core data processor completed in the second quarter of 2007. Professional fees were $280,000 in 2007 compared with $318,000. This decrease resulted from the reduction of outsourced services previously provided to the Company prior to 2007. Marketing expense grew $70,000 or 14 percent year over year, as the Company continued its focus to grow core deposits. State and local taxes grew $185,000 or 52 percent due to increased revenues in 2007. The year over year rise in other noninterest expense of $347,000 was due to an increase in charitable contributions, staff recruitment expense, and liability insurance. Other noninterest expense was partially offset by a reimbursement of legal fees of $72,000 made to the Company when it received full repayment of a loan on which no interest had been accrued since 2005. The repayment included all principal and interest that would have been earned by the Company over that time period and reimbursement for legal and other expenses incurred by the Company from its collection efforts.

Noninterest expense increased $800,000 or 8 percent in 2006. This increase is primarily attributable to a rise in salaries and employee benefits expense of $688,000 as the Company added staffing due to growth and branch expansions in 2005. The increase in salaries and employee benefits is also attributable to the implementation of SFAS 123(R) which resulted in additional compensation expense of $123,000 in 2006. See Note 1: Summary of Significant Accounting Policies and Note 11: Stock Option Plan for further discussion of SFAS 123(R). Occupancy and equipment expense rose $114,000 due to the increased rent and depreciation expense as a result of the opening of the Third & Seneca branch, which opened in July 2005. Data processing expense and state revenue and sales tax expense increased by $88,000 and $52,000, respectively, for year ended 2006 as compared to 2005. The increase in these expenses was directly tied into the growth of the Company along with increased revenues in 2006 as compared to 2005. The increase in other outside service fees of $45,000 from 2005 to 2006 was primarily due to the outsourcing of customer statement printing in April 2005, as the Company recognized expense for a full year in 2006 as compared to a partial year in 2005. These increases were partially offset by decline in professional fees of $73,000 and decline in other expense for $154,000 for year-ended 2006 as compared to year-ended 2005, as in 2005 the Company incurred additional costs for a state audit and engaged outside consultants to assist in complying with Section 404 of the Sarbanes-Oxley Act of 2002, which, at the time, the Company believed would apply in 2006. The Company expects the cost of complying with Section 404 of Sarbanes-Oxley to increase when applicable.

Income tax Expense

Income tax expense for 2007 was $728,000 compared to $784,000 for 2006, a decrease of $56,000 or 7 percent. The effective tax rate for 2007 was 38 percent as compared to 30 percent for 2006. The increase in the effective tax rate was a result of the Company’s conclusion that as of December 31, 2007 it is more likely than not that the deferred tax asset relating to the capital loss carryforward from the sale of the AMF Ultra Short Mortgage Fund in the fourth quarter of 2007 will not be realized and thus a valuation allowance for the capital loss was recorded.

Income tax expense for 2006 was $784,000 compared to $417,000 for 2005, an increase of $367,000 or 88 percent. The increase in income tax expense was due to the increase in income before income taxes in 2006 as compared to 2005. The effective tax rate for 2006 and 2005 was 30 percent.

Review of Financial Condition

Total assets increased 23 percent in 2007 to $422,787,000, securities decreased 51 percent to $14,446,000, loans increased 28 percent to $375,428,000, and deposits increased 21 percent to $309,471,000.

Analysis of Securities

The components of the investment portfolio were as follows at December 31:

	2007 Carrying Value	2006 Carrying Value	2005 Carrying Value
	(In thousands)
U.S. agencies	$5,548	$4,478	$7,394
State and political subdivisions	3,380	4,142	4,454
AMF Ultra Short Mortgage Fund	—	14,793	14,823
Mortgage-backed securities and collateralized mortgage obligations	3,593	4,567	5,461
Federal Home Loan Bank stock	1,925	1,551	1,418

Total	$14,446	$29,531	$33,550

The securities portfolio decreased $15,085,000 from December 31, 2006 to December 31, 2007. The decrease resulted primarily from the sale of the AMF Ultra Short Mortgage Fund of $14,762,000. For further discussion of the sale, see Note 3: Securities.

The securities portfolio decreased $4,019,000 from December 31, 2005 to December 31, 2006. The decrease resulted primarily from $4,186,000 in proceeds from sales, maturities, and principal payments on securities, slightly offset by purchases of securities totaling $133,000.

The following table sets forth the maturities of securities at December 31, 2007. Taxable equivalent values are used in calculating yields assuming a tax rate of 34 percent.

	Within 1 Year/ Yield	After 1 Year But Within 5 Years/ Yield	After 5 Years But Within 10 Years/ Yield	After 10 Years/ Yield	Total and Weighted Average Yield
	(In thousands, carrying value)
U.S. agencies	$1,008	$4,540	$—	$—	$5,548
	5.00%	5.08%	—	—	5.07%
State and political subdivisions	848	2,029	503	—	3,380
	4.04%	4.66%	5.36%	—	4.61%
Mortgage-backed securities and collateralized mortgage obligations	—	135	—	3,458	3,593
	—	4.75%	—	4.59%	4.59%
Federal Home Loan Bank stock*	1,925	—	—	—	1,925

Total	$3,781	$6,704	$503	$3,458	$14,446

*	Security without a stated maturity

For more information and analysis regarding securities see the preceding discussion of Critical Accounting Policies, Temporary Decline in the Fair Value of Securities on page 18 and Note 3: Securities to the consolidated financial statements.

Loans

At December 31, 2007, loans totaled $375,428,000, compared to $292,449,000 at December 31, 2006, an increase of $82,979,000 or 28 percent over December 31, 2006. At December 31, 2007, the Bank had $262,733,000 in loans secured by real estate, compared to $189,758,000 at December 31, 2006 representing 70 and 65 percent of the total portfolio at year end 2007 and 2006, respectively.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses, and the analysis of the allowance for loan losses for the years ended December 31:

Types of Loans

	2007	2006	2005	2004	2003
	(In thousands)
Commercial	$89,146	$85,067	$61,921	$55,563	$53,770
Real estate:
Commercial	159,167	118,070	76,902	67,165	48,963
Construction	58,968	34,813	6,953	11,538	10,911
Residential 1-4 family*	44,598	36,875	28,195	11,508	11,971
Consumer and other	23,549	17,624	15,217	13,882	12,853

Total	$375,428	$292,449	$189,188	$159,656	$138,468

*	Residential 1-4 family includes $5,753,000 and $13,882,000 of loans purchased from a mortgage broker in 2006 and 2005, respectively.

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

The Bank’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and adequacy of the value of any collateral that will secure the loan. The Bank’s loan policy authorizes senior vice presidents to approve aggregate extensions of credit up to $500,000. The Chief Lending Officer is authorized to approve aggregate extensions of credit up to $1,000,000. The Chief Credit Officer is authorized to extend credit of up to $2,500,000. The Loan Committee, comprised of board members, is authorized to approve extensions of credit over $2,500,000.

Commercial Loans    At December 31, 2007, commercial loans amounted to $89,146,000, or 24 percent of the loan portfolio. Commercial loans generally have a term of up to five years and may have either floating rates tied to the Bank’s internal base rate or fixed rates of interest. Commercial loans are made to small and medium-sized businesses within the Bank’s market area. A majority of the Bank’s commercial loans are secured by real estate, equipment and other corporate assets. The Bank also generally obtains personal guarantees from the principals of the borrower. In addition, the Bank may extend loans for a commercial business purpose which are secured by a mortgage on the proprietor’s home or business property.

Commercial Real Estate Loans    The commercial real estate loan portfolio generally consists of loans secured by office buildings, warehouses, production facilities, and retail stores generally located within the Seattle metropolitan area. In addition, the Bank has purchased participation interests in commercial real estate loans from various financial institutions in the region. Commercial real estate loans amounted to $159,167,000, or 42 percent of the total loan portfolio at December 31, 2007. Participation interest in commercial real estate loans purchased amounted to $9,083,000, or 6 percent of the commercial real estate portfolio at December 31, 2007. Before purchasing such loans, the Bank utilizes the same underwriting standard and criteria as it would if it had originated the loans.

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

The Bank also offers multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans, with loan-to-value ratios of up to 80 percent. At December 31, 2007, the Bank had $38,542,000 in multi-family residential mortgage loans which amounted to 24 percent of the commercial real estate portfolio.

Construction Loans    Construction loans amounted to $58,968,000, or 16 percent of the total loan portfolio at December 31, 2007. The Bank provides construction financing for both single family home builders, and for commercial construction projects. To mitigate the higher risk factors associated with construction financing, the Bank typically underwrites loans with conservative loan-to-value ratios, with maximum loan-to-value ratios of 80 percent and maximum loan-to-construction cost ratios of 90 percent. All construction loan advances are subject to inspection requirements of a third party construction monitoring expert. Construction lending is limited to experienced developers and contractors, and all loans have recourse to the ownership group. Construction loans are typically variable rate loans, with short 12-18 month maturities, with identified take-out financing.

One-to-Four Family Residential Real Estate Loans    The Bank originates a limited number of loans secured by one-to-four family residences to commercial clients of the bank. As of December 31, 2007, $44,598,000, or 12 percent of the total portfolio, before net items, consisted of one-to-four family residential loans.

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

Consumer Loans    The Bank originates consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. At December 31, 2007, the Bank had $23,549,000 in consumer loan debt, or 6 percent of the Bank’s total loan portfolio. The consumer loans offered by the Bank include home equity loans, automobile loans, and a small aggregate amount of unsecured lines of credit.

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

The following table shows the amounts maturing or repricing as of December 31, 2007:

	Within 1 Year	1-5 Years	After 5 Years	Total
	(In thousands)
Commercial	$64,138	$20,849	$4,159	$89,146
Real estate:
Commercial	72,644	67,242	19,281	159,167
Construction	52,936	6,032	—	58,968
Residential 1-4 family	22,808	8,477	13,313	44,598
Consumer and other	15,862	5,623	2,064	23,549

Total	$228,388	$108,223	$38,817	$375,428

Loans maturing by fixed or variable rates after one year:

	1-5 Years	After 5 Years
	(In thousands)
Fixed rates	$42,903	$38,128
Variable rates	25,736	76,407

Total	$68,639	$114,535

Allocation of the Allowance for Loan Losses

In the following table, the allowance for loan losses has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations for the years ended December 31:

	2007 Allocated Amount	% of Loans in Each Category to Total Loans	2006 Allocated Amount	% of Loans in Each Category to Total Loans	2005 Allocated Amount	% of Loans in Each Category to Total Loans	2004 Allocated Amount	% of Loans in Each Category to Total Loans	2003 Allocated Amount	% of Loans in Each Category to Total Loans
	(In thousands)
Commercial	$1,644	24	$919	29	$987	33	$1,000	35	$885	39
Real estate:
Commercial	1,526	42	1,120	40	651	40	568	42	436	35
Construction	663	16	440	12	72	4	117	7	110	8
Residential 1-4 family	42	12	36	13	106	15	11	7	9	9

Consumer and other	291	6	269	6	240	8	191	9	196	9

Total	$4,166	100	$2,784	100	$2,056	100	$1,887	100	$1,636	100

% of loan portfolio	1.11%		0.95%		1.09%		1.18%		1.18%

This allocation of the allowance for loan losses should not be interpreted as an indication that charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each category is not the total amount available for losses that might occur within each category.

Analysis of the Allowance for Loan Losses

The following table summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries, and net loan losses by loan category for the years ended December 31:

	2007	2006	2005	2004	2003
	(In thousands)
Beginning balance	$2,784	$2,056	$1,887	$1,636	$1,690

Charge-offs:
Commercial	473	88	252	24	81
Real estate:
Commercial	—	—	1	—	—
Construction	—	—	—	—	—
Residential 1-4 family	—	—	—	—	184
Consumer and other	149	30	41	146	67

Total charge-offs	622	118	294	170	332

Recoveries:
Commercial	62	28	26	87	17
Real estate:
Commercial	—	—	—	—	20
Construction	—	—	—	—	—
Residential 1-4 family	—	—	—	—	8
Consumer and other	16	8	14	13	—

Total recoveries	78	36	40	100	45

Net charge-offs/(recoveries)	544	82	254	70	287
Provision	1,926	810	423	321	233

Ending balance	$4,166	$2,784	$2,056	$1,887	$1,636

Ratio of net charge-offs to average loans outstanding	0.16%	0.03%	0.16%	0.05%	0.24%

Nonperforming Loans and Assets

The following table sets forth the amounts and categories of nonperforming loans and assets for the years ended December 31:

	2007	2006	2005	2004	2003
	(In thousands)
Nonaccruing loans:
Commercial	$760	$44	$37	$182	$112
Real Estate	—	343	661	—	—
Consumer	19	79	37	31	—

Total(1)	779	466	735	213	112
Accruing loans delinquent 90 days or more:
Commercial	—	—	401	5	464
Real Estate	—	—	—	—	—
Consumer	36	31	13	—	67

Total	36	31	414	5	531

Total nonperforming loans	815	497	1,149	218	643
Other real estate owned	—	—	—	—	2,659

Total nonperforming assets	$815	$497	$1,149	$218	$3,302

Total nonperforming loans as a percentage of loans	0.22%	0.17%	0.61%	0.14%	0.46%

Total nonperforming assets as a percentage of assets	0.19%	0.14%	0.46%	0.10%	1.70%

(1)	If interest on these nonaccruing loans had been recognized, such income would have been $35,000, $50,000, $29,000, $9,000, and $9,000 for 2007, 2006, 2005, 2004, and 2003.

Impaired loans as of December 31, 2007 were $1,677,000 as compared to $123,000 at December 31, 2006. The increase in impaired loans is due to two large loan relationships being added to the impaired loans in 2007.

Included in the impaired loans as of December 31, 2007 is a loan relationship totaling $898,000 in outstanding balances. Although, a collateral liquidation analysis on the underlying collateral shows a collateral shortfall of approximately $400,000, the Company, based on its analysis of the discounted cash flows, believes the operations under the anticipated restructured loans terms will meet the original value of the loans. Thus no specific allocation has been provided on this credit. The Company will continue to monitor the performance of the loan relationship, including the borrower’s cash flow position. Although the loan relationship is designated as impaired, the loans are not on nonaccrual status or past due over 90 days and thus are not considered nonperforming loans as of December 31, 2007.

There were no commitments for additional funds related to the loans noted above. At December 31, 2007, there were no potential problem loans that are not now disclosed where known information causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms.

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

Deposits

The average daily amount of deposits and rates paid on interest-bearing deposits is summarized for the periods indicated in the following table:

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
DEPOSITS
Noninterest-bearing demand	$52,876	0.00%	$55,000	0.00%	$51,576	0.00%
Interest-bearing demand	14,579	2.22	12,427	1.38	12,529	0.17
Savings deposits	69,647	3.28	60,392	2.37	55,299	1.40
Time deposits:
Certificate of deposit, under $100,000	38,671	5.76	24,996	4.48	23,861	2.79
Certificate of deposit, over $100,000	97,689	4.89	45,957	4.32	17,970	2.74
Public Funds	18,800	5.08	19,518	5.09	16,511	3.41

Total time deposits	155,160	5.13%	90,471	4.53%	58,342	2.95%

Total	$292,262		$218,290		$177,746

Maturities of time certificates of deposits of $100,000 or more outstanding as of December 31, 2007 are summarized as follows:

Amount
(In thousands)
3 months or less	$51,361
Over 3 months through 6 months	32,797
Over 6 months through 12 months	29,262
Over 12 months	13,818

Total	$127,238

The Company currently has deposit relationships with companies that are part of PEMCO Financial Services Group (“PFS”). In 2007, PFS notified the Company of its intentions to move a large portion of its deposit relationship away from the Company in 2008. PFS’s balances totaled approximately 10 percent of the Company’s total deposits at December 31, 2006 and declined to 7 percent as of December 31, 2007. The Company expects these balances to continue to decrease in 2008, however it does not expect the decline to significantly impact the Company’s funding needs.

Borrowings

The following tables set forth certain information with respect to federal funds purchased and FHLB advances for the periods indicated:

Federal Funds Purchased	December 31, 2007	December 31, 2006	December 31, 2005
	(In thousands)
Balance at end of year	$—	$—	$—
Weighted average interest rate at end of year	—	—	—
Maximum amount outstanding	3,399	2,370	3,020
Average amount outstanding(1)	1,404	1,368	323
Weighted average interest rate during the year	5.90%	5.48%	4.65%

(1)	Based on average amount outstanding at month end during each year.

FHLB Advances	December 31, 2007	December 31, 2006	December 31, 2005
	(In thousands)
Balance at end of year	$69,910	$46,805	$23,849
Weighted average interest rate at end of year	4.65%	5.21%	4.73%
Maximum amount outstanding	69,910	49,644	23,849
Average amount outstanding(1)	47,855	39,288	12,351
Weighted average interest rate during the year	5.06%	5.04%	4.60%

(1)	Based on average amount outstanding for the month during each year.

Junior Subordinated Debt (Trust Preferred Securities)

In April 2007, the Company formed EvergreenBancorp Statutory Trust III (“Trust III”) a statutory trust formed under the laws of the State of Delaware. Trust III issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust III, the Company issued junior subordinated debentures to Trust III. The junior subordinated debentures are the sole assets of Trust III. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.65 percent (6.64 percent at December 31, 2007). The junior subordinated debentures are redeemable at par beginning in December 2012; the debentures will mature in June 2037, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. In July of 2007, the Company used the net proceeds from the trust preferred issuance to call $5 million of trust preferred securities issued in May 2002 and concurrently redeemed related trust preferred securities issued to the public.

In November 2006, Bancorp formed EvergreenBancorp Statutory Trust II (“Trust II”) a statutory trust formed under the laws of the State of Connecticut. In November 2006, Trust II issued $7 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, Bancorp issued junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.70 percent (6.69 percent at December 31, 2007). The junior subordinated debentures are redeemable at par beginning in December 2011; the debentures will mature in December 2036, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement. Bancorp invested $7,000,000 of the proceeds from this trust preferred offering in the Bank, which will use the funds for current and future growth. The proceeds are considered Tier 1 capital, limited to 25 percent of Tier 1 capital, under regulatory guidelines.

Under current accounting guidance, FASB Interpretation No. 46, as revised in December 2003, Trust II and Trust III are not consolidated with the Company. Accordingly, the Company does not report the securities issued by Trust II and Trust III as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by Trust II and Trust III, as these are not eliminated in consolidation. The Company’s investment in the common stock of Trust II was $217,000 and of Trust III was $155,000 and is included in accrued interest and other assets on the Consolidated Balance Sheets.

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

At December 31, 2007, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit, and similar arrangements totaling $85,525,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.

The Company, as a Visa member bank, is obligated to indemnify Visa for certain litigation losses. In 2007, the Company recognized indemnity charges of $2,122,000 related to this obligation. Visa is preparing for an initial public offering (“IPO”) of its common stock in 2008. Upon the anticipated completion of the IPO, the fair value of the Company’s proportionate Visa interest will be realized, based upon the value of shares utilized to establish the escrow account (limited to the amount of the obligation recorded) and shares redeemed for cash. The Company anticipates that its expected proceeds from Visa’s anticipated IPO will offset any liabilities related to any Visa litigation.

For additional information regarding off-balance-sheet items and the Visa, Inc. indemnification, refer to Note 16: Commitments and Contingencies to the consolidated financial statements.

The following table summarizes the Company’s significant contractual obligations and commitments at December 31, 2007:

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(In thousands)
Federal Home Loan Bank advances	$41,185	$5,675	$12,050	$11,000	$69,910
Junior subordinated debt	—	—	—	12,372	12,372
Time deposits	150,538	15,027	2,281	—	167,846
Operating leases	827	1,578	1,183	1,016	4,604

Total	$192,550	$22,280	$15,514	$24,388	$254,732

For additional discussion of FHLB advances and junior subordinated debt, see Note 8: Borrowings and Junior Subordinated Debt to the consolidated financial statements.

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

The Consolidated Statements of Cash Flows provides information on the sources and uses of cash for the years ended December 31, 2007, 2006, and 2005. As shown in these statements, the Company’s largest cash flows relate to both investing and financing activities.

In 2007, the primary investing and financing activities that have required the greatest use of cash include lending and loan originations, and repayments of advances from FHLB. The primary sources of cash flows have been growth in deposits, proceeds from Federal Home Loan Bank advances and proceeds from the sale of securities.

In 2006, the primary investing and financing activities that have required the greatest use of cash include lending and loan originations, and repayments of advances from FHLB. The primary sources of cash flows have been growth in deposits, proceeds from Federal Home Loan Bank advances, proceeds from the issuance of trust preferred securities, and proceeds from an equity offering of stock.

In 2005, the primary investing and financing activities that have required the greatest use of cash include lending, purchases of loans, and a purchase of bank owned life insurance. The primary sources of cash flows have been growth in deposits, proceeds from Federal Home Loan Bank advances, and proceeds from paydowns and maturities of securities available for sale.

The Bank has a credit line through the Federal Home Loan Bank for properly collateralized borrowings up to 30 percent of the Bank’s total assets. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $106,799,000 at year-end 2007. In addition, the Bank has approved credit lines with correspondent banks for overnight funds credit facilities aggregating $20,500,000.

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

Net Interest Income Analysis (in thousands; rate changes in basis points (bp) = 1/100 of 1 percent):

December 31, 2007			December 31, 2006
Immediate Rate Change	Dollar Change	Percent Change	Immediate Rate Change	Dollar Change	Percent Change
+200bp	$410	2.62%	+200bp	$2,283	21.18%
+100bp	216	1.38	+100bp	1,157	10.74
+50bp	113	0.72	+50bp	579	5.37
-50bp	(26)	(0.16)	-50bp	(642)	(5.95)
-100bp	(77)	(0.49)	-100bp	(1,283)	(11.90)
-200bp	(166)	(1.06)	-200bp	(2,606)	(24.18)

The tables above reflect the effect of interest rate changes on the Company’s net interest income. At December 31, 2007, the table to the left indicates that the effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by 1.38 percent or approximately $216,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 0.49 percent or approximately $77,000. For comparison purposes, the table to the right presents the rate risk profile as of December 31, 2006.

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

Capital Resources

Stockholders’ equity on December 31, 2007 was $25,436,000 compared to $23,819,000 at December 31, 2006, an increase of $1,617,000 or 7 percent. Current earnings were $1,181,000 and the four quarterly dividends paid totaled $662,000. The change in unrealized losses on securities available-for-sale, net of deferred taxes, also increased the total stockholders’ equity by $403,000 during 2007, while the change in post-retirement benefit obligation resulting from the termination of the post-retirement plan increased stockholders’ equity by $357,000.

At December 31, 2007, the Company had total “risk-based capital” of $41,977,000 as compared to $39,310,000 at December 31, 2006. See Note 18: Regulatory Capital Requirements to the consolidated financial statements for additional information on risk-based capital and other regulated capital ratios.

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

The following audited consolidated financial statements and related documents are set forth below on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of EvergreenBancorp, Inc.

We have audited the accompanying consolidated balance sheets of EvergreenBancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EvergreenBancorp, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

CROWE CHIZEK AND COMPANY LLC

Oak Brook, Illinois

March 12, 2008

EVERGREENBANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$14,076	$9,160
Federal funds sold	2,383	1,983
Interest-bearing deposits in financial institutions	5,923	760

Total cash and cash equivalents	22,382	11,903
Securities available-for-sale	14,446	29,531
Loans	375,428	292,449
Allowance for loan losses	(4,166)	(2,784)

Net loans	371,262	289,665
Premises and equipment	2,886	3,078
Cash surrender value of bank owned life insurance	5,537	5,316
Accrued interest and other assets	6,274	4,027

Total assets	$422,787	$343,520

Liabilities
Deposits
Noninterest-bearing	$59,458	$55,373
Interest-bearing	250,013	201,062

Total deposits	309,471	256,435
Federal Home Loan Bank advances	69,910	46,805
Junior subordinated debt	12,372	12,217
Indemnification liabilities	2,122	—
Accrued expenses and other liabilities	3,476	4,244

Total liabilities	397,351	319,701

Commitments and Contingencies (Note 16)

Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 2,388,804 shares issued at 2007 (includes 18,500 nonvested restricted stock awards); 2,353,262 shares issued at 2006	21,467	21,129
Retained earnings	3,972	3,453
Accumulated other comprehensive loss	(3)	(763)

Total stockholders’ equity	25,436	23,819

Total liabilities and stockholders’ equity	$422,787	$343,520

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Interest income
Loans, including fees	$28,528	$19,352	$12,371
Taxable securities	1,057	1,167	1,036
Tax exempt securities	123	137	126
Federal funds sold and other	296	130	179

Total interest income	30,004	20,786	13,712

Interest expense
Deposits	10,559	5,706	2,521
Federal funds purchased	83	75	15
Federal Home Loan Bank advances	2,422	1,979	568
Junior subordinated debt	986	491	345

Total interest expense	14,050	8,251	3,449

Net interest income	15,954	12,535	10,263

Provision for loan losses	1,926	810	423

Net interest income after provision for loan losses	14,028	11,725	9,840

Noninterest income
Service charges on deposit accounts	1,411	1,165	1,177
Merchant credit card processing	174	157	151
Loss on sales of securities available-for-sale	(444)	—	—
Other commissions and fees	60	141	128
Net earnings on bank owned life insurance	221	226	90
Other noninterest income	125	139	147

Total noninterest income	1,547	1,828	1,693

Noninterest expense
Salaries and employee benefits	6,086	5,416	4,728
Gain on settlement of post-retirement plan	(1,002)	—	—
Occupancy and equipment	1,970	1,811	1,697
Indemnification charges	2,122	—	—
Data processing	948	832	744
Professional fees	280	318	391
Marketing	555	485	473
Other outside service fees	543	428	383
State revenue and sales tax expense	543	358	306
Loss on disposal of equipment	—	28	—
Other noninterest expense	1,621	1,274	1,428

Total noninterest expense	13,666	10,950	10,150

Income before income taxes	1,909	2,603	1,383

Income tax expense	728	784	417

Net income	$1,181	$1,819	$966

Basic earnings per share	$0.50	$0.89	$0.48

Diluted earnings per share	$0.49	$0.88	$0.47

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006, and 2005

	Common Stock Shares	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except per share data)
Balance at January 1, 2005	1,494,321	$15,927	$1,678	$(120)	$17,485

Comprehensive income
Net income	—	—	966	—	966
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	(336)	(336)

Total comprehensive income	—	—	—	—	630
Cash dividends ($.228 per share)	—	—	(457)	—	(457)
Stock split (four-for-three)	500,165	—	—	—	—
Repurchase of fractional shares	(471)	(7)	—	—	(7)
Exercise of stock options	6,452	71	—	—	71
Tax benefit from stock related compensation	—	14	—	—	14

Balance at December 31, 2005	2,000,467	$16,005	$2,187	$(456)	$17,736

Adjustment to apply SAB No. 108, net of tax	—	—	(51)	—	(51)

Comprehensive income
Net income	—	—	1,819	—	1,819
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	50	50

Total comprehensive income	—	—	—	—	1,869
Adjustment to initially apply SFAS No. 158, net of tax (Note 13)	—	—	—	(357)	(357)
Cash dividends ($.25 per share)	—	—	(502)	—	(502)
Equity offering subscriptions	310,547	4,547	—	—	4,547
Exercise of stock options	42,248	381	—	—	381
Tax benefit from stock related compensation		73	—	—	73
Stock options earned	—	123	—	—	123

Balance at December 31, 2006	2,353,262	$21,129	$3,453	$(763)	$23,819

Comprehensive income
Net income	—	—	1,181	—	1,181
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	403	403
Change in post-retirement benefit obligation, net of tax effects	—	—	—	357	357

Total comprehensive income	—	—	—	—	1,941
Cash dividends ($.28 per share)	—	—	(662)	—	(662)
Exercise of stock options	13,442	154	—	—	154
Stock awards granted, net of forfeitures	22,100	—	—	—	—
Tax benefit from stock related compensation		12	—	—	12
Stock options earned	—	172	—	—	172

Balance at December 31, 2007	2,388,804	$21,467	$3,972	$(3)	$25,436

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Net income	$1,181	$1,819	$966

Other comprehensive income:
Change in unrealized gain (loss) on securities available for sale	1,055	75	(509)
Reclassification adjustment for gains (losses) included in net income	(444)	—	—

Net unrealized gains (losses)	611	75	(509)
Tax effect	(208)	(25)	173

Net change in unrealized gain (loss) on securities, available for sale	403	50	(336)
Change in post-retirement obligation	541	—	—
Tax effect	(184)	—	—

Net change in post-retirement obligation	357	—	—

Total other comprehensive income (loss)	$760	$50	$(336)

Total comprehensive income	$1,941	$1,869	$630

See accompanying notes to consolidated financial statements.

EVERGREENBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$1,181	$1,819	$966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	973	854	801
Provision for loan losses	1,926	810	423
Indemnification charges	2,122	—	—
Gain on settlement of post-retirement plan	(1,002)	—	—
Loss on sales of securities	444	—	—
Loss on disposal of equipment	—	28	—
Amortization of premiums and discounts on securities	35	41	64
Federal Home Loan Bank stock dividends	—	—	(6)
Dividends reinvested	—	—	(190)
Net earnings on bank owned life insurance	(221)	(226)	(90)
Stock options earned	172	123	—
Other changes, net	(1,852)	79	(342)

Net cash provided by operating activities	3,778	3,528	1,626

Cash flows from investing activities
Proceeds from maturities and principal payments on securities available for sale	3,830	4,186	2,368
Purchases of securities available for sale	(3,375)	(133)	(1,125)
Proceeds from sales of securities available for sale	14,762	—	—
Purchases of loans	—	(5,753)	(13,882)
Net loan originations	(83,523)	(97,590)	(15,904)
Purchase of bank owned life insurance	—	—	(5,000)
Purchases of premises and equipment	(781)	(781)	(1,404)

Net cash used in investing activities	(69,087)	(100,071)	(34,947)

Cash flows from financing activities
Net increase in deposits	53,036	56,545	26,089
Proceeds from Federal Home Loan Bank advances	382,558	36,900	16,900
Repayments of Federal Home Loan Bank advances	(359,453)	(13,944)	(4,118)
Proceeds from the issuance of junior subordinated debentures	5,155	7,217	—
Repayment on redemption of junior subordinated debentures	(5,000)	—	—
Proceeds from equity offering, net of offering costs	—	4,547	—
Repurchase of common stock	—	—	(7)
Proceeds from exercise of stock options	154	381	71
Dividends paid	(662)	(502)	(457)

Net cash provided by financing activities	75,788	91,144	38,478

Net increase (decrease) in cash and cash equivalents	10,479	(5,399)	5,157
Cash and cash equivalents at beginning of year	11,903	17,302	12,145

Cash and cash equivalents at end of year	$22,382	$11,903	$17,302

Supplemental disclosures of cash flow information
Interest paid	$13,155	$7,678	$3,292
Income taxes paid	2,382	1,110	810

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

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles and with the general practices in the banking industry. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses and the status of contingencies are particularly subject to change.

Cash and Cash Equivalents.    Cash and cash equivalents include cash on hand, cash items, clearings and exchanges, amounts due from correspondent banks, interest-bearing deposits in other financial institutions, and federal funds sold. Federal funds sold generally mature within one to four days from the transaction date. Net cash flows are reported for customer loan and deposit transactions, and federal funds purchased. Interest-bearing deposits in other financial institutions are carried at cost.

Securities.    Securities classified as available-for-sale are reported at fair value, with the net unrealized gains or losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. Realized gains or losses on securities sold are based on the net proceeds and adjusted book values of the securities sold, using the specific identification method.

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

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Premises and Equipment.    Premises and equipment include leasehold improvements and are stated at cost, less accumulated depreciation and amortization on the straight-line method over the shorter of the estimated useful lives of the assets ranging from 3 to 10 years or the terms of the related leases. The Company leases the premises upon which it conducts business. Furniture, fixtures, and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 5 to 7 years. Maintenance, repairs, taxes, and insurance are charged to noninterest expense.

Bank Owned Life Insurance.    The Company has purchased life insurance policies on certain key executives. Upon adoption of EITF 06-5, which is discussed further below, bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded bank owned life insurance at its cash surrender value.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance){Issue}. This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Comprehensive Income.    Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the reclassification and tax effects of the change in unrealized gains and losses on available for sale securities and the change in post-retirement obligation, net of tax effects, which are recognized as a separate component of equity.

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

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss Contingencies.    Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York. The Company, as a member of the Visa network and pursuant to the bylaws of Visa USA and the Loss Sharing Agreement discussed in Note 16 to the Consolidated Financial Statements, is obligated to indemnify Visa for certain losses related to these litigations.

Stock-Based Compensation.    Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company recorded stock-based employee compensation cost using the fair value method starting in 2006.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ending December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standard Statement No. 123, Accounting for Stock-Based Compensation for the year ending December 31, 2005:

(in thousands, except per share data)
Net income as reported	$966
Deduct: Stock-based compensation expense determined under fair value based method	64

Pro forma net income	$902

Basic earnings per share as reported	$0.48
Pro forma basic earnings per share	0.45
Diluted earnings per share as reported	0.47
Pro forma diluted earnings per share	0.44

Earnings Per Share.    Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and unvested stock awards. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Dividend Restriction.    Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the Bank to the Bancorp or by the Bancorp to the stockholders.

Adoption of new accounting standards.    In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company’s consolidated financial position or results of operations.

Effect of Newly Issued But Not Yet Effective Accounting Standards.    In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of the EITF on January 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of the bulletin on January 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007 the FASB issued SFAS 141R, “Business Combinations”. SFAS 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

Note 2: Restrictions on Cash and Due from Banks

Cash on hand or on deposit with the Federal Reserve Bank of $25,000 was required to meet regulatory reserve and clearing requirements at both year end 2007 and 2006. These balances do not earn interest.

Note 3: Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2007
U.S. agencies	$5,548	48	—
States and political subdivisions	3,380	7	(10)
Mortgage-backed securities and collateralized mortgage obligations	3,593	3	(53)
Federal Home Loan Bank stock	1,925	—	—

Total securities available-for-sale	$14,446	$58	$(63)

December 31, 2006
U.S. agencies	$4,478	1	(27)
States and political subdivisions	4,142	1	(45)
Mortgage-backed securities and collateralized mortgage obligations	4,567	1	(134)
AMF Ultra Short Mortgage Fund	14,793	—	(413)
Federal Home Loan Bank stock	1,551	—	—

Total securities available-for-sale	$29,531	$3	$(619)

The scheduled maturities of securities available-for-sale at December 31, 2007 were as follows. Securities not due at a single maturity date are shown separately (in thousands):

Fair Value
Due in one year or less	$1,856
Due after one year through five years	6,569
Due after five years through ten years	503

Total	8,928
Mortgage-backed securities and collateralized mortgage obligations	3,593
Federal Home Loan Bank stock	1,925

Total	$14,446

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales of securities available-for-sale were as follows (in thousands):

	2007	2006	2005
Proceeds	$14,762	$—	$—
Gross gains	—	—	—
Gross losses	(444)	—	—

On November 30, 2007, the Company sold its entire investment in the AMF Ultra Short Mortgage Fund. The primary reason for the sale of the investment was to provide liquidity to the Company to fund loan growth. In addition, management considered the uncertainty relating to residential mortgage investments from the recent turmoil in the residential mortgage market. A tax benefit of $151,000 and a corresponding tax valuation allowance of $151,000 were recorded as a result of the sale of the AMF Ultra Short Mortgage Fund.

Securities with an estimated carrying value of $8,704,000 and $12,237,000 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. The Company is required to maintain a minimum investment in the stock of the FHLB of Seattle based on certain percentages of outstanding mortgage loans or advances from FHLB. At December 31, 2007, the Company’s minimum required investment was $2,560,500. The Company’s actual investment on December 31, 2007 was $1,925,500, however, the Company was still in compliance with FHLB’s minimum investment requirement through the use of FHLB’s excess pool. Dividend income from the FHLB stock was $9,000, $0 and $6,000 in 2007, 2006 and 2005, respectively. There was no dividend income from the FHLB stock in 2006 as the FHLB suspended payment of dividends due to declining income. In December 2006, the Federal Housing Finance Board (“FHFB”) approved FHLB’s request to resume cash payment of quarterly dividends.

Securities with unrealized losses at year-end 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and political subdivisions	$—	$—	$2,450	$(10)	$2,450	$(10)
Mortgage-backed securities and collateralized mortgage obligations	95	(1)	3,173	(52)	3,268	(53)

Total temporarily impaired	$95	$(1)	$5,623	$(62)	$5,718	$(63)

At December 31, 2007, securities with unrealized losses have an aggregate depreciation of 1.1 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, are expected to regain the lost value with stable or declining interest rates in keeping with the pattern of past economic cycles, and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability to hold these securities until recovery, which may be maturity.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities with unrealized losses at year-end 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US agencies	$—	$—	$3,477	$(27)	$3,477	$(27)
State and political subdivisions	135	(1)	3,663	(44)	3,798	(45)
Mortgage-backed securities and collateralized mortgage obligations	315	(1)	4,021	(133)	4,336	(134)
AMF Ultra Short Mortgage Fund	—	—	14,793	(413)	14,793	(413)

Total temporarily impaired	$450	$(2)	$25,954	$(617)	$26,404	$(619)

At December 31, 2006, securities with unrealized losses have an aggregate depreciation of 2.3 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term (less than two years) market interest rates, are expected to regain the lost value with stable or declining interest rates in keeping with the pattern of past economic cycles, and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability to hold these securities until recovery, which may be maturity.

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

Loans at December 31 consisted of the following (in thousands):

	2007	2006
Commercial	$89,146	$85,067
Real estate mortgage	203,765	154,945
Real estate construction	58,968	34,813
Consumer	23,282	17,328
Other including overdrafts	267	296

Total	$375,428	$292,449

Unamortized deferred loan fees, net of unamortized origination costs, were $1,263,000 and $1,335,000 at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, loans aggregating $106,799,000 and $95,555,000, respectively, were reported as available as collateral for the advances from the FHLB of Seattle, as described in Note 8.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans to principal officers, directors, and their affiliates in 2007 were as follows (in thousands):

Beginning balance	$139
Repayments	(27)
Additions	1,414

Ending balance	$1,526

Note 5: Allowance for Loan Losses

Changes in the allowance for loan losses were as follows (in thousands):

	2007	2006	2005
Balance at January 1	$2,784	$2,056	$1,887
Recoveries credited to the allowance	78	36	40
Provision for loan losses	1,926	810	423
Loans charged off	(622)	(118)	(294)

Balance at December 31	$4,166	$2,784	$2,056

A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows (in thousands):

	2007	2006	2005
Impaired loans for which no allowance for loan losses was allocated	$898	$—	$516
Impaired loans with an allocation of the allowance for loan losses	779	123	219

Total	$1,677	$123	$735

Amount of the allowance for loan losses allocated	$630	$51	$37

Included in the impaired loans as of December 31, 2007 is a loan relationship totaling $898,000 in outstanding balances. Although, a collateral liquidation analysis on the underlying collateral shows a collateral shortfall of approximately $400,000, the Company, based on its analysis of the discounted cash flows, believes the operations under the anticipated restructured loan terms will meet the original value of the loans. Thus no specific allocation has been provided on this credit. The Company will continue to monitor the performance of the loan relationship, including the borrower’s cash flow position. Although the loan relationship is designated as impaired, the loans are not on nonaccrual status or past due over 90 days and thus are not considered nonperforming loans as of December 31, 2007.

	2007	2006	2005
Average of impaired loans during the year	$505	$70	$648
Interest income recognized during impairment	—	—	93
Cash-basis interest income recognized	—	—	93

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonperforming loans at December 31 were as follows (in thousands):

	2007	2006
Loans past due 90 days or more and still accruing	$36	$31
Loans accounted for on a nonaccrual basis	779	466
If interest on these nonaccrual loans had been recognized, such income would have been	35	50

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

Note 6: Premises and Equipment

Premises and equipment at December 31 consisted of the following (in thousands):

	2007	2006
Equipment and furniture	$5,314	$4,850
Leasehold improvements	3,763	3,447
Accumulated depreciation and amortization	(6,191)	(5,219)

Total	$2,886	$3,078

Depreciation expense amounted to $973,000, $854,000, and $801,000 for 2007, 2006, and 2005, respectively.

Note 7: Deposits

The average rate paid on deposits was 4.41 percent for 2007 and 3.49 percent for 2006. Time certificates of deposit in denominations of $100,000 or more aggregated $127,238,000 and $91,716,000, including $19,993,000 and $18,145,000 of public funds from the State of Washington at December 31, 2007 and 2006, respectively. As of year-end 2007 and 2006, certificates of deposits include $85,467,000 and $52,755,000 of brokered certificates of deposits, of which, substantially all are over $100,000.

The scheduled maturities of certificates of deposits at December 31, 2007 were as follows (in thousands):

2008	$150,538
2009	11,813
2010	3,214
2011	1,752
2012	270
2013	259

Total	$167,846

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8: Borrowings and Junior Subordinated Debt

Advances from the Federal Home Loan Bank (“FHLB”) are summarized as follows (in thousands):

	December 31,
	2007		2006
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Advances from the FHLB due

2007	—%	$—	5.38%	$22,620
2008	4.62	41,185	4.82	7,185
2009	4.77	3,000	4.77	3,000
2010	5.07	2,675	4.91	2,000
2011	5.14	3,000	5.14	3,000
2012	4.45	9,050	5.18	3,000
2013	5.25	2,000	5.25	2,000
2014	5.36	2,500	5.36	2,500
2015	5.67	1,500	5.67	1,500
2016	—	—	—	—
2017	3.74	5,000	—	—

Total	4.65%	$69,910	5.21%	$46,805

These advances were collateralized in aggregate, as provided for in the Advance Security and Deposit Agreement with the FHLB, by FHLB stock owned, deposits with the FHLB, qualifying first mortgage loans, and certain U.S. government agency securities. At December 31, 2007, none of the advances have adjustable rates. Although the Company does not anticipate replacement of FHLB advances, if repayments were to occur prior to the contractual maturities, prepayment fees could be assessed.

The Bank has a credit line through the Federal Home Loan Bank for properly collateralized borrowings up to 30 percent of the Bank’s total assets. Total borrowings were $69,910,000 and $46,805,000 at December 31, 2007 and 2006, respectively. Based on this collateral, the Bank is eligible to borrow up to $106,799,000 at year-end 2007.

In April 2007, the Company formed EvergreenBancorp Statutory Trust III (“Trust III”) a statutory trust formed under the laws of the State of Delaware. Trust III issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust III, the Company issued junior subordinated debentures to Trust III. The junior subordinated debentures are the sole assets of Trust III. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.65 percent (6.64 percent at December 31, 2007). The junior subordinated debentures are redeemable at par beginning in December 2012; the debentures will mature in June 2037, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. In July of 2007, the Company used the net proceeds from the trust preferred issuance to call $5 million of trust preferred securities issued in May 2002 and concurrently redeemed related trust preferred securities issued to the public.

In November 2006, Bancorp formed EvergreenBancorp Statutory Trust II (“Trust II”) a statutory trust formed under the laws of the State of Connecticut. In November 2006, Trust II issued $7 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, Bancorp issued junior subordinated debentures to Trust II. The junior subordinated

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.70 percent (6.69 percent at December 31, 2007). The junior subordinated debentures are redeemable at par beginning in December 2011; the debentures will mature in December 2036, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Trust II under the preferred securities as set forth in such guarantee agreement.

Under current accounting guidance, FASB Interpretation No. 46, as revised in December 2003, Trust II and Trust III are not consolidated with the Company. Accordingly, the Company does not report the securities issued by Trust II and Trust III as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by Trust II and Trust III, as these are not eliminated in consolidation. The Company’s investment in the common stock of Trust II and Trust III was $217,000 and $155,000, respectively, and is included in accrued interest and other assets on the Consolidated Balance Sheets.

Note 9: Stockholders’ Equity

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

Note 10: Income Taxes

Income tax expense for the years ended December 31 consisted of the following (in thousands):

	2007	2006	2005
Currently payable	$1,263	$1,471	$595
Deferred	(686)	(687)	(178)
Change in valuation allowance	151	—	—

Total	$728	$784	$417

A reconciliation between the statutory federal income tax rates (maximum of 34 percent) and the effective income tax rate was as follows (in thousands):

	2007	2006	2005
Federal income tax at statutory rates	$649	$877	$470
Decrease in taxes resulting from tax-exempt interest income	(34)	(31)	(39)
Bank owned life insurance	(75)	(77)	(31)
Change in valuation allowance	151	—	—
Nondeductible expenses and other	37	15	17

Total	$728	$784	$417

Effective tax rate	38%	30%	30%

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred income tax asset included in other assets were as follows (in thousands):

	2007	2006
Deferred tax asset
Provision for loan losses	$1,283	$840
Postretirement health care benefits	—	570
Unamortized loan fees, net of loan costs	427	443
Accrued vacation pay	123	121
Unrealized losses on securities available-for-sale, net	1	209
SFAS 158 adjustment for postretirement health care benefits	—	184
Indemnification charges	721	—
Capital loss carryforward	151	—
Other	254	118

	2,960	2,485

Deferred tax liability
Federal Home Loan Bank stock dividends	$(262)	$(262)
Other	(30)	—

	(292)	(262)

Valuation allowance	(151)	—

Net deferred income tax asset	$2,517	$2,223

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. In assessing the reliability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2006 and 2005, and therefore, no valuation allowance for deferred tax assets was recorded at December 31, 2006 and 2005.

As of December 31, 2007, the Company has determined that it is more likely than not that the deferred tax asset relating to the capital loss carryforward from the sale of the AMF Ultra Short Mortgage Fund will not be realized and thus have recorded a valuation allowance.

As of December 31, 2007, the Company did not have any unrecognized tax benefits under FIN 48. The Company does not expect the total amount of unrecognized tax benefits to significantly increase/decrease in the next twelve months. The Company did not have any accrued interest and/or penalties at December 31, 2007. The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2004.

Note 11: Stock Option Plan

Stock option and equity compensation plan.    In April of 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April of 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000. In April of 2006, the shareholders adopted the Second Amended 2000 Stock Option and Equity Compensation Plan (the “Second Amended 2000 Plan”) which allows greater flexibility in the type of equity compensation to be awarded and to the terms of such awards. Up to 329,724 shares of common stock may be awarded under the Second Amended 2000 Plan. Awards available under the Second Amended Plan are subject to adjustment for all stock dividends and stock splits paid by the Company. As of December 31, 2007, approximately 20,507 shares of common stock were available for future grant under the Second Amended 2000 Plan.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Employee and management options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2007	2006	2005
Risk-free interest rate	4.47%	4.94%	3.94%
Expected option life	6.5 years	7.5 years	7.5 years
Expected stock price volatility	20%	24%	22%
Dividend yield	1.8%	1.7%	1.7%

A summary of activity in the stock option plan for 2007 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at the beginning of the year	207,434	$10.37
Granted	6,000	15.25
Exercised	(13,442)	11.42
Forfeited	(1,364)	12.82

Outstanding at the end of the year	198,628	$10.43	5.11 years	$864,032

Exercisable at the end of the year	132,472	$8.68	4.19 years	$808,479

Vested or expected to vest	188,697	$10.43	5.11 years	$820,832

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to the stock option plan during each year follows:

	2007	2006	2005
	(in thousands, except fair value of options granted)
Intrinsic value of options exercised	$49	$243	$41
Cash received from option exercises	154	381	71
Tax benefit realized from option exercises	12	82	14
Weighted average fair value of options granted	3.78	4.49	3.68

As of December 31, 2007, there was $192,000 of total unrecognized compensation cost related to outstanding stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.94 years.

In the second quarter of 2006, the Bank entered into a material definitive agreement with the Company’s former Chief Financial Officer (CFO) that called for acceleration of the CFO’s unvested options to be fully vested by June 16, 2006. As a result of the modification, additional compensation expense of $24,000 was recognized in 2006. There were no modifications during 2007 and 2005.

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

During 2007, restricted stock awards for 19,500 shares were granted to employees of the Company. The awards become fully vested after the employees’ completion of five years of employment. In the event the employee resigns or is terminated during the five year vesting period, all shares subject to the award are forfeited. In addition, in the fourth quarter of 2007, the Compensation Committee approved a restricted stock award of 400 shares to each director (an aggregate of 3,600 shares) that became fully vested immediately upon the date of grant. All compensation expense associated with the director restricted stock award was recognized during 2007. Compensation expense is recognized over the vesting period of the award based upon the fair market value of the Company’s common stock at the date of grant.

A summary of the status of the Company’s nonvested awards as of December 31, 2007 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	—	$—
Granted	23,100	14.80
Vested	(3,600)	15.05
Forfeited	(1,000)	14.75

Nonvested at December 31, 2007	18,500	14.75

Vested or expected to vest	17,325	$14.80

As of December 31, 2007, there was $250,000 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.2 years. The fair value of vested awards for the year ended December 31, 2007 was approximately $54,000.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12: Earnings Per Share of Common Stock

Basic earnings per share of common stock are computed on the basis of the weighted average number of common stock shares outstanding. Diluted earnings per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options and nonvested stock awards. All computations of basic and diluted earnings per share are adjusted for all applicable stock splits and dividends paid on the Company’s common stock.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows (in thousands, except share and per share data):

	2007	2006	2005
Income (numerator):
Net Income	$1,181	$1,819	$966

Shares (denominator):
Weighted average number of common stock shares outstanding—basic	2,358,693	2,043,375	1,997,429
Dilutive effect of outstanding employee and director stock options and nonvested stock awards	37,417	27,190	45,276

Weighted average number of common stock shares outstanding and assumed conversions—diluted	2,396,110	2,070,565	2,042,705

Basic earnings per share of common stock	$0.50	$0.89	$0.48

Diluted earnings per share of common stock	$0.49	$0.88	$0.47

For the 2007, 2006, and 2005 diluted earnings per share calculation, 72,000, 38,000, and 42,677 options were considered anti-dilutive. Further, for 2007, approximately 17,500 nonvested stock awards were excluded from the dilutive earnings per share calculation.

Note 13: Retirement Benefits

The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15 percent of gross salary per month. For the first 6 percent, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20 percent after two years of employment, and such contributions are 100 percent vested with five years of employment. The Company recognized expense of $439,000, $355,000, and $321,000, related to contributions to the plan for 2007, 2006, and 2005, respectively.

The Company also participated in multiple-employer defined benefit postretirement health care plans that provided medical and dental coverage to directors and surviving spouses and to employees who retired after age 62 and 15 years of full-time service and their dependents.

In November 2007, the plan was terminated and payments consisting of a combination of annuities and cash were given to plan participants in exchange for their rights to receive future postretirement benefits as defined under the plan. The payments that were given upon settlement of the plan was approximately $900,000 based upon employees’ future service years as it related to their eligibility to receive benefits under the plan. The accumulated post-retirement benefit obligation was $1,900,000 at the plan settlement date. A gain of approximately $1,000,000 was recorded for the gain on the settlement of the plan.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company used a September 30 measurement date for its plans, except for 2007 where the information is disclosed in the following tables through the plan termination date of November, 30, 2007. Net periodic postretirement benefit cost for 2007, 2006, and 2005 included the following components (in thousands):

	2007	2006	2005
Service cost	$151	$163	$126
Interest cost	121	114	95
Amortization of transition obligation	—	—	—
Amortization of prior service cost	(25)	(5)	(5)
Recognized actuarial (gain) loss	14	31	20
Gain on settlement of the post-retirement plan	(1,002)	—	—

Net periodic benefit cost (income)	$(741)	$303	$236

A reconciliation of the benefit obligation at the beginning and end of the year and the effects attributable to each cost component for 2007 and 2006 are as follows (in thousands):

	2007	2006
Benefit obligation at beginning of year	$2,219	$1,928
Service cost	151	163
Interest cost	121	114
Plan participants’ contributions	7	3
Amendments	(247)	—
Actuarial loss	(314)	55
Benefits paid	(45)	(44)

Benefit obligation at 11/30/2007 and 12/31/2006	$1,892	$2,219

Settlement of post-retirement plan
Balance prior to termination	(1,892)
Payments made at settlement date	890
Gain on settlement of post-retirement plan	1,002

Benefit obligation at end of year	$—

The fair value of plan assets at the beginning and end of the year and the changes during 2007 and 2006 are as follows (in thousands):

	2007	2006
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	38	41
Plan participants’ contributions	7	3
Benefits paid	(45)	(44)

Fair value of plan assets at end of year	$—	$—

The accumulated benefit obligation was $2,219,000 at year-end 2006 and there was no accumulated benefit obligation at year-end 2007.

The weighted-average discount rate used in determining the benefit obligation was 6.25 percent for 2007, 5.75 percent for 2006, and 5.50 percent for 2005. The weighted average discount rate used in determining the net periodic benefit cost was 5.75 percent in 2007, 5.50 percent in 2006, and 5.75 percent for 2005.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Leases

The Company leases premises and parking facilities for the Eastlake and Lynnwood offices from PEMCO Mutual Insurance Company under leases expiring from October 31, 2009 to March 31, 2012. The Company leases the Federal Way, South Lake Union, Bellevue, and Kent premises from other parties. These leases expire June 30, 2008, August 31, 2009, May 31, 2011, and March 31, 2018, respectively. The Company also leases various office spaces within the Third and Seneca Building. These leases expire from March 31, 2012 to April 30, 2015. Generally, the operating leases include renewal options, which are at the Company’s discretion. Total rental expense, including amounts paid under month-to-month cancelable leases, amounted to $797,000, $753,000, and $678,000 for 2007, 2006, and 2005, respectively.

The future minimum rental commitments as of December 31, 2007 for all noncancelable leases are as follows (in thousands):

2008	$827
2009	821
2010	757
2011	708
2012	475
Thereafter	1,016

Total	$4,604

Note 15: Agreements with Related Parties

The Company shares common services and support activities with other companies located at PEMCO Financial Center. Those companies include PEMCO Insurance Company, PEMCO Mutual Insurance Company, PEMCO Life Insurance Company, PEMCO Foundation, Inc., PEMCO Corporation, PCCS, Inc., PEMCO Technology Services, Inc., Public Employees Insurance Agency, Inc., and School Employees Credit Union of Washington. Such shared functions include human resources, employee benefits, legal services, and purchasing. Total costs associated with these shared services amounted to $137,000 $224,000, and $239,000 for 2007, 2006, and 2005, respectively.

In addition, data processing expense for services provided by PCCS, Inc., PEMCO Corporation, PEMCO Mutual Insurance Company, and PEMCO Technology Services, Inc. for 2007, 2006, and 2005 was $434,000, $430,000, and $346,000, respectively.

At December 31, 2007, approximately 7 percent of the Company’s deposits are from other companies located at PEMCO Financial Center.

At December 31, 2007, approximately 2 percent of the Company’s total deposits are from senior officers, executives, directors, or other related parties of the Company.

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

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is not aware of any claims or lawsuits that would have a materially adverse effect on the financial position of the Company, other than the Visa matter discussed below.

The Company’s significant commitments and contingent liabilities at December 31 were as follows (in thousands):

	2007		2006
	Fixed	Variable	Fixed	Variable
Lines of credit	$12,872	$70,759	$9,523	$71,785
Commitments to extend credit	—	794	2,750	133
Standby letters of credit and similar arrangements	—	1,100	—	339

Commitments to make loans are generally made for periods of 30 days or less. As of December 31, 2007, the Company had no fixed rate loan commitments.

In October 2007, Visa completed a reorganization in which Visa USA, Visa International, Visa Canada and Inovant became Visa, Inc., in anticipation of its initial public offering, which is expected to occur in 2008. As a result, the Company, as a principal member of the Visa network, was issued shares of Class USA Common Stock, par value $0.0001, of Visa, Inc. It is anticipated that some of these shares will be redeemed as part of the initial public offering with the remaining shares converted to Class A shares on the third anniversary of the initial public offering or upon Visa, Inc.’s settlement of certain litigation matters, whichever is later. Visa, Inc. is expected to apply a portion of the proceeds from the initial public offering to fund an escrow account to cover certain litigation judgments and settlements. Should the initial public offering not occur, Visa, Inc. may be unable to fund the litigation judgments and settlements and, in turn, Visa, Inc.’s member institutions could have to settle the liabilities through indemnification provisions as part of Visa, Inc.’s “retrospective responsibility plan.” Under this plan, Visa U.S.A. member institutions have an indemnification obligation contained in Visa U.S.A.’s certificate of incorporation and bylaws and as agreed in their membership agreements.

Due to the possibility of this indemnification obligation, in the fourth quarter of 2007, the Company recorded a $2,122,000 litigation liability. $1,081,000 represented the Company’s portion of the $2.065 billion settlement with American Express, and $1,041,000 represented other litigations. The Company was not named as a defendant in the American Express lawsuits, and, therefore, will not be directly liable for any amount of the settlement. In the event that the initial public offering occurs in 2008, the Company anticipates that Visa Inc.’s escrow account will be used to settle such litigation judgments and settlements and the liability recorded on the Company’s books will be offset by the Company’s interest in the escrow account. The Company expects that its proceeds from the anticipated share redemption will ultimately result in a gain.

The Company’s indemnification charge recorded in 2007 had a more significant impact on its results of operations as compared to similar financial institutions due to the Company, during the years 1993 to 2003, using its membership with Visa, Inc. to issue Visa cards for over 100 financial institutions.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17: Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31 were as follows (in thousands):

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$22,382	$22,382	$11,903	$11,903
Securities available-for-sale, excluding
Federal Home Loan Bank Stock	12,521	12,521	27,980	27,980
Federal Home Loan Bank Stock	1,925	—	1,551	—
Net loans	371,262	374,632	289,665	290,101
Accrued interest receivable	1,965	1,965	1,454	1,454

Financial liabilities
Deposits	$309,471	$309,527	$256,435	$256,520
Advances from Federal Home Loan Bank	69,910	70,763	46,805	46,894
Junior subordinated debt	12,372	12,372	12,217	12,217
Accrued interest payable	1,855	1,855	920	920

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

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

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The actual capital amounts (in thousands) and ratios of the Company and the Bank are presented in the table below.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total capital (to risk-weighted assets)
Consolidated	$41,977	11.24%	$29,877	8.00%	N/A	N/A
Bank	41,200	11.28	29,212	8.00	$36,515	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	33,951	9.09	14,938	4.00	N/A	N/A
Bank	37,034	10.14	14,606	4.00	21,909	6.00
Tier 1 capital (to average assets)(1)
Consolidated	33,951	8.19	16,585	4.00	N/A	N/A
Bank	37,034	8.97	16,518	4.00	20,647	5.00

December 31, 2006
Total capital (to risk-weighted assets)
Consolidated	$39,310	13.20%	$23,819	8.00%	N/A	N/A
Bank	38,504	12.94	23,795	8.00	$29,744	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	32,412	10.89	11,910	4.00	N/A	N/A
Bank	35,720	12.01	11,898	4.00	17,847	6.00
Tier 1 capital (to average assets)(1)
Consolidated	32,412	9.92	13,074	4.00	N/A	N/A
Bank	35,720	11.15	12,817	4.00	16,022	5.00

(1)	Also referred to as the leverage ratio

Dividend Restrictions—The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2008, the Bank could, without prior approval, declare dividends of approximately $3,368,000 plus any 2008 net profits retained to the date of the dividend declaration.

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19: Condensed Financial Statements of Bancorp

The following are condensed balance sheets at December 31, 2007 and 2006 and the related condensed statements of income and cash flows for the years ended December 31, 2007, 2006, and 2005.

CONDENSED BALANCE SHEETS (in thousands):

	2007	2006
Assets
Due from EvergreenBank	$333	$663
Investment in EvergreenBank	37,031	35,267
Other assets	456	548

Total assets	$37,820	$36,478

Liabilities and stockholders’ equity
Stockholders’ equity	$25,436	$23,819
Junior subordinated debt	12,372	12,217
Other liabilities	12	442

Total liabilities and stockholders’ equity	$37,820	$36,478

CONDENSED STATEMENTS OF INCOME (in thousands):

	2007	2006	2005
Dividend income from EvergreenBank	$1,075	$845	$870
Gain on settlement of post-retirement plan	277	—	—
Interest expense	986	491	345
Other expense	707	577	453

Income (loss) before income taxes and equity in undistributed income of subsidiary	(341)	(223)	72
Income tax benefit	481	366	243
Equity in undistributed income of EvergreenBank	1,041	1,676	651

Net income	$1,181	$1,819	$966

EVERGREENBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS (in thousands):

	2007	2006	2005
Cash flows from operating activities
Net income	$1,181	$1,819	$966
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of EvergreenBank	(1,041)	(1,676)	(651)
Gain on settlement of post-retirement plan	(277)	—	—
Stock option compensation expense	172	123
Other changes, net	143	233	(75)

Net cash provided by operating activities	178	499	240

Cash flows from investing activities
Capital contributed to EvergreenBank	—	(11,547)	—
Investment in EvergreenBancorp Capital Trust	(155)	(217)	—

Cash flows used in investing activities	(155)	(11,764)	—

Cash flows from financing activities
Payment of dividends	(662)	(502)	(457)
Repurchase of fractional shares	—	—	(7)
Proceeds from issuance of subordinated debt	5,155	7,217	—
Repayment of subordinated debt	(5,000)	—	—
Proceeds from equity offering, net of offering costs	—	4,547	—
Proceeds from the exercise of stock options	154	381	71

Net cash provided by (used in) financing activities	(353)	11,643	(393)

Net increase (decrease) in cash	(330)	378	(153)
Cash on deposit with EvergreenBank at beginning of year	663	285	438

Cash on deposit with EvergreenBank at end of year	$333	$663	$285

Note 20: Selected Quarterly Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2007
Interest income	$6,751	$7,247	$8,033	$7,973
Net interest income	3,639	3,863	4,298	4,154
Net income	656	747	802	(1,024)
Basic earnings per share	$0.28	$0.32	$0.34	$(0.43)
Diluted earnings per share	0.27	0.31	0.33	(0.43)

2006
Interest income	$4,253	$4,834	$5,540	$6,159
Net interest income	2,801	2,981	3,258	3,495
Net income	318	391	517	593
Basic earnings per share	$0.16	$0.20	$0.26	$0.28
Diluted earnings per share	0.16	0.19	0.25	0.27

The fluctuation in net income when comparing quarter ended December 31, 2007 to September 30, 2007 was primarily due to $2,122,000 indemnification charge (pre-tax) recorded for the Visa litigations, and a $444,000 loss on sale of securities available for sale. These charges were offset by a pre-tax gain of $1,002,000 recorded upon the settlement of the post-retirement plan.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2007. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in the reports the Company is required to file and submit to the SEC under the Exchange Act.

There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

(2)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect that transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In making its assessment of internal control over financial reporting, management used the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Item 9B.	Other Information

In September 2007, the Bank adopted the EvergreenBank Deferred Compensation Plan (the “Deferred Plan”) which is available to all non-employee directors and executive officers of the Company and the Bank. Prior to that time, directors and executive officers had the option to participate in the PEMCO Director Deferred Compensation Plan and PEMCO Executive Deferred Compensation Plan which were previously co-sponsored by the Company. The Company determined it appropriate to consolidate the plans by creating the Deferred Plan (that went into effect on October 1, 2007), and ceased co-sponsoring the PEMCO deferred plans.

Under the Deferred Plan, directors and executive officers may voluntarily elect to defer all or a portion of their taxable income that would otherwise be paid to them in a calendar year.

PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance

Information regarding directors and executive officers is included in Bancorp’s Proxy Statement for its 2008 Annual Meeting of Shareholders (“the Proxy Statement”) under the heading “Proposal No. 1 Election of Directors,” “Management,” and “Compliance with Section 16(a) Filing Requirements” and is incorporated herein by reference. References within the Proxy Statement to “the Company” refer only to Bancorp.

Information regarding the Company’s Audit Committee financial expert appears under the section “Meetings and Committees of the Board of Directors—Certain Committees of the Board of Directors” in the Company’s Proxy Statement and is incorporated herein by reference.

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

Information concerning compensation of executive officers and directors appears under the section “Compensation of Directors” and “Executive Compensation” of the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding security ownership of certain beneficial owners and management appears under the section “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions appears under the section “Transactions with Management” of the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding the fees Bancorp paid to its independent accountants, Crowe Chizek and Company LLC, during 2007 appears under the section “Auditors” of the Proxy Statement and the information included therein is incorporated herein by reference.

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

(b) Exhibits

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation of Registrant dated July 25, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)

3.2	Bylaws of Registrant dated February 14, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)

10.1*	Second Amended and Restated 2000 Stock Option and Equity Compensation Plan dated April 20, 2006 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006)

10.2*	Incentive Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed May 14, 2004; Reg. No. 333-115495)

10.3*	Nonqualified Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed May 14, 2004; Reg. No. 333-115495)

10.4*	Directors Nonqualified Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed May 14, 2004; Reg. No. 333-115495)

10.5*	PEMCO Executive Deferred Compensation Plan dated as of December 17, 1998 and adopted by Registrant effective June 20, 2001 (incorporated by reference to Registrant’s Form 8-K filed July 26, 2005)

10.6*	PEMCO Directors’ Deferred Compensation Plan dated as of December 17, 1998 and adopted by Registrant effective June 20, 2001 (incorporated by reference to Registrant’s Form 8-K filed July 26, 2005)

10.7*	Form of Change of Control Severance Agreement effective May 24, 2005 between the Bank and Gerald O. Hatler (incorporated by reference to Registrant’s Form 8-K filed May 27, 2005)

10.8*	Form of Change of Control Severance Agreement effective February 2, 2006 between the Bank and each of Michelle P. Worden and Valerie K. Blake (incorporated by reference to Registrant’s Form 8-K filed February 8, 2006)

10.9*	Form of Change of Control Severance Agreement effective September 21, 2006 between the Bank and Gordon D. Browning (incorporated by reference to the Registrant’s Form 8-K filed September 27, 2006)

10.10*	Form of Change of Control Severance Agreement effective October 24, 2006 between the Bank and Michael H. Tibbits (incorporated by reference to the Registrant’s Form 8-K filed October 26, 2006)

10.11*	Form of Restricted Stock Award Agreement (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006)

Exhibit No.	Exhibit
10.12	Lease Agreement dated January 18, 2005 between Registrant and EOP-Northwest properties, L.L.C. (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005)

10.13*	EvergreenBank Deferred Compensation Plan

10.14	Cost Sharing Agreement between PEMCO Mutual Insurance Company and EvergreenBank (filed as an exhibit to the Form 8-K filed April 6, 2006)

14	Code of Ethics for Senior Financial Officers (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003)

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Registrant required by Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Registrant required by Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Registrant required by 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant required by 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory Plan on Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2008.

EVERGREENBANCORP, INC.

By:	/s/ GERALD O. HATLER
Gerald O. Hatler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 15th day of March, 2008.

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