Form 10-K/A
period 2007-12-31
EVERGREENBANCORP INC
filed 2008-05-07
CIK 1143566

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

EVERGREENBANCORP, INC.

AMENDMENT TO ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART IV

Item 15.	Exhibits, Financial Statement Schedules

EXPLANATORY NOTE

On March 17, 2008 EvergreenBancorp, Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”). It has come to the Company’s attention that the Certifications required by Section 302 of the Sarbanes Oxley Act of 2002 were not amended to reflect the certification required in connection with the filing of Management’s Annual Report on Internal Controls Over Financial Reporting that was included in Section 9A of the Annual Report. Accordingly, new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

No other changes have been made in this Form 10-K/A that modify or update other disclosures as presented in the original Annual Report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(d) Exhibits

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation of Registrant dated July 25, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)

3.2	Bylaws of Registrant dated February 14, 2001 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2001)

10.1*	Second Amended and Restated 2000 Stock Option and Equity Compensation Plan dated April 20, 2006 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006)

10.2*	Incentive Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed May 14, 2004; Reg. No. 333-115495)

10.3*	Nonqualified Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed May 14, 2004; Reg. No. 333-115495)

10.4*	Directors Nonqualified Stock Option Letter Agreement (incorporated by reference to Registrant’s Form S-8 Filed May 14, 2004; Reg. No. 333-115495)

10.5*	PEMCO Executive Deferred Compensation Plan dated as of December 17, 1998 and adopted by Registrant effective June 20, 2001 (incorporated by reference to Registrant’s Form 8-K filed July 26, 2005)

10.6*	PEMCO Directors’ Deferred Compensation Plan dated as of December 17, 1998 and adopted by Registrant effective June 20, 2001 (incorporated by reference to Registrant’s Form 8-K filed July 26, 2005)

10.7*	Form of Change of Control Severance Agreement effective May 24, 2005 between the Bank and Gerald O. Hatler (incorporated by reference to Registrant’s Form 8-K filed May 27, 2005)

10.8*	Form of Change of Control Severance Agreement effective February 2, 2006 between the Bank and each of Michelle P. Worden and Valerie K. Blake (incorporated by reference to Registrant’s Form 8-K filed February 8, 2006)

10.9*	Form of Change of Control Severance Agreement effective September 21, 2006 between the Bank and Gordon D. Browning (incorporated by reference to the Registrant’s Form 8-K filed September 27, 2006)

10.10*	Form of Change of Control Severance Agreement effective October 24, 2006 between the Bank and Michael H. Tibbits (incorporated by reference to the Registrant’s Form 8-K filed October 26, 2006)

10.11*	Form of Restricted Stock Award Agreement (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006)

10.12	Lease Agreement dated January 18, 2005 between Registrant and EOP-Northwest properties, L.L.C. (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005)

10.13†	EvergreenBank Deferred Compensation Plan

10.14	Cost Sharing Agreement between PEMCO Mutual Insurance Company and EvergreenBank (filed as an exhibit to the Form 8-K filed April 6, 2006)

14	Code of Ethics for Senior Financial Officers (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003)

21†	Subsidiaries of the Registrant

23.1†	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer of Registrant required by Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Registrant required by Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Registrant required by 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Registrant required by 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory Plan or Arrangement

†	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2008.

EVERGREENBANCORP, INC.
(Registrant)

By	/s/ Gerald O. Hatler
Gerald O. Hatler President and CEO