Form 10-Q
period 2008-03-31
EVERGREENBANCORP INC
filed 2008-05-12
CIK 1143566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission File No. 000-32915

EVERGREENBANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON	91-2097262
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1111 3rd Avenue, Suite 2100

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☑

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding as of May 9, 2008: 2,400,310 shares

No Preferred Stock was issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

(in thousands, except share data)

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$6,296	$14,076
Federal funds sold	5,757	2,383
Interest-bearing deposits in financial institutions	6,376	5,923

Total cash and cash equivalents	18,429	22,382
Securities available-for-sale	15,070	14,446
Loans	389,344	375,428
Allowance for loan losses	(5,271)	(4,166)

Net loans	384,073	371,262
Premises and equipment	3,253	2,886
Bank owned life insurance	5,585	5,537
Interest in escrow of Visa stock	2,122	—
Accrued interest and other assets	4,784	6,274

Total assets	$433,316	$422,787

Liabilities
Deposits
Noninterest-bearing	52,227	59,458
Interest-bearing	272,062	250,013

Total deposits	324,289	309,471
Federal Home Loan Bank advances	62,410	69,910
Indemnification liabilities	2,122	2,122
Junior subordinated debt	12,372	12,372
Accrued expenses and other liabilities	3,263	3,476

Total liabilities	404,456	397,351
Commitments and Contingencies
Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 2,397,046 shares issued at March 31, 2008; 2,388,804 shares issued at December 31, 2007	21,576	21,467
Retained earnings	7,210	3,972
Accumulated other comprehensive income (loss)	74	(3)

Total stockholders’ equity	28,860	25,436

Total liabilities and stockholders’ equity	$433,316	$422,787

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2008 and 2007

(in thousands, except per share data)

	March 31, 2008	March 31, 2007
Interest income
Loans, including fees	$7,268	$6,395
Taxable securities	112	288
Tax exempt securities	27	32
Federal funds sold and other	64	36

Total interest income	7,471	6,751
Interest expense
Deposits	2,538	2,171
Federal funds purchased	2	36
Federal Home Loan Bank advances	773	671
Junior subordinated debt	194	234

Total interest expense	3,507	3,112

Net interest income	3,964	3,639
Provision for loan losses	1,832	263

Net interest income after provision for loan losses	2,132	3,376
Noninterest income
Service charges on deposit accounts	312	335
Merchant credit card processing	24	44
Net earnings on bank owned life insurance	48	56
Other noninterest income	52	40
Gain on redemption and interest in escrow fund of Visa stock	5,587	—

Total noninterest income	6,023	475
Noninterest expense
Salaries and employee benefits	1,449	1,457
Occupancy and equipment	510	479
Data processing	247	206
Professional fees	133	96
Marketing	64	61
State revenue and sales tax expense	182	107
Outside service fees	115	124
Other noninterest expense	554	365

Total noninterest expense	3,254	2,895

Income before income taxes	4,901	956

Income tax expense	1,494	300

Net income	$3,407	$656

Comprehensive income	$3,484	$704

Basic earnings per share	$1.42	$0.28

Diluted earnings per share	$1.41	$0.27

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2008, and 2007

(in thousands, except share and per share data)

	Common stock shares	Common stock and surplus	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
Balance at January 1, 2007	2,353,262	$21,129	$3,453	$(763)	$23,819
Comprehensive income
Net income	—	—	656	—	656
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	48	48

Total comprehensive income					704
Cash dividends ($.07 per share)	—	—	(165)	—	(165)
Stock options earned	—	25	—	—	25

Balance at March 31, 2007	2,353,262	$21,154	$3,944	$(715)	$24,383

	Common stock shares	Common stock and surplus	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
Balance at January 1, 2008	2,388,804	$21,467	$3,972	$(3)	$25,436
Comprehensive income
Net income	—	—	3,407	—	3,407
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	77	77

Total comprehensive income					3,484
Cash dividends ($.07 per share)	—	—	(169)	—	(169)
Exercise of stock options	8,242	57			57
Stock options earned	—	33	—	—	33
Tax benefit from stock related compensation	—	19	—	—	19

Balance at March 31, 2008	2,397,046	$21,576	$7,210	$74	$28,860

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2008 and 2007

(in thousands)

	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net income	$3,407	$656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	248	230
Provision for loan losses	1,832	263
Gain on redemption of Visa stock	(3,465)	—
Interest in escrow fund of Visa stock	(2,122)	—
Amortization of premiums and discounts on securities	5	7
Net earnings on bank owned life insurance	(48)	(56)
Stock option compensation expense	33	25
Other changes, net	1,237	(1,640)

Net cash provided by operating activities	1,127	(515)
Cash flows from investing activities
Proceeds from sales, maturities and principal payments on securities available-for-sale	4,618	500
Purchases of securities available-for-sale	(1,665)	—
Net loan originations	(14,643)	(19,018)
Purchases of premises and equipment	(615)	(183)

Net cash provided by investing activities	(12,305)	(18,701)
Cash flows from financing activities
Net increase in deposits	14,818	37,380
Proceeds from Federal Home Loan Bank advances	128,900	86,310
Repayments of Federal Home Loan Bank advances	(136,400)	(103,558)
Proceeds from the exercise of stock options	76	—
Dividends paid	(169)	(165)

Net cash provided by financing activities	7,225	19,967

Net increase in cash and cash equivalents	(3,953)	751
Cash and cash equivalents at beginning of period	22,382	11,903

Cash and cash equivalents at end of period	$18,429	$12,654

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

Bancorp and the Bank are collectively referred to as “the Company.” EvergreenBancorp Statutory Trust II (“Trust II”) and EvergreenBancorp Statutory Trust III (“Trust III”) are special purpose business trusts formed by Bancorp in November 2006 and April 2007, respectively, to raise capital through trust preferred securities offerings. Under current accounting guidance, FASB Interpretation No. 46, as revised in December 2003, Trust II and Trust III are not consolidated with the Company.

The Bank offers a broad spectrum of personal and business banking services, including commercial, consumer, and real estate lending. The Bank’s offices are centered in the Puget Sound region in the Seattle, Lynnwood, Bellevue, Federal Way and Kent communities.

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

Critical accounting policies and use of estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified certain policies as being particularly sensitive in terms of judgments and the extent to which estimates are used. These policies relate to the determination of the allowance for loan losses on loans, other than temporary impairment of securities, contingencies and guarantees, and the fair value of financial instruments and are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, estimates and assumptions, material differences in the results of operations or financial condition could result.

Newly issued accounting pronouncements. In December 2007 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations. SFAS 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires: disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

Adoption of new accounting standards. In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. See Note 7, “Fair Value” for disclosures related to the adoption of SFAS 157.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

Note 2: Stock options

Stock option and equity compensation plan. In April of 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April of 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000. In April 2006, the shareholders adopted the Second Amended 2000 Stock Option and Equity Compensation Plan which allows greater flexibility in the type of equity compensation to be awarded and to the terms of such awards. In April 2008, the shareholders adopted the Stock Option and Equity Compensation Plan (“Amended Plan”) which increased the number of shares available under the plan by 120,000. Up to 449,724 shares of common stock may be awarded under the Amended Plan. Awards available under the plan are subject to adjustment for all stock dividends and stock splits paid by the Company. As of March 31, 2008, approximately 140,507 shares of common stock were available for future grant under the Amended Plan.

In addition to stock options, the Amended Plan provides for the granting of restricted stock, stock appreciation rights, and restricted stock units. All employees, officers, and directors of the Company or a related corporation, and independent contractors who perform services for the Company or a related corporation, are eligible to be granted awards. The terms of each award are set forth in individual award agreements.

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

During the first quarter of 2008, there were no options granted or forfeited and 8,242 options were exercised.

During the first quarter of 2007, 6,000 nonqualified stock options were granted, none were exercised, and 364 options were forfeited. The weighted average fair value of individual options granted during the first quarter of 2007 was $3.78.

The fair value of options granted during the first quarter of 2007 was determined using the following weighted-average assumptions as of grant date.

2007
Risk-free interest rate	4.47%
Expected option life	6.5 years
Expected stock price volatility	20%
Dividend yield	1.8%

A summary of activity in the stock option plan for the first quarter of 2008 follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at the beginning of the year	198,628	$10.43
Granted	—	—
Exercised	8,242	6.89
Forfeited	—	—

Outstanding at the end of the period	190,386	$10.58	4.95 years	$413,138

Exercisable at the end of the period	129,990	$8.86	4.11 years	$505,661

Vested or expected to vest	180,867	$10.58	4.95 years	$392,481

As of March 31, 2008, there was $164,000 of total unrecognized compensation cost related to outstanding stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.07 years.

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

There were no awards of restricted stock granted in the first quarter of 2007 or 2008.

A summary of the status of the Company’s nonvested awards as of March 31, 2008 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	18,500	$14.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2008	18,500	14.75
Vested or expected to vest	17,325	$14.75

As of March 31, 2008, there was $236,000 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.82 years.

Note 3: Securities

Investment securities available-for-sale include $3,343,000 in mortgage-backed securities at March 31, 2008. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from the Federal Home Loan Bank of Seattle. There were no sales of available-for-sale securities during the first quarter of 2008 and the first quarter of 2007.

Securities with unrealized losses at March 31, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2008

	Less than 12 Months		12 Months or More		Total
(in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$1,497	$(7)	$1,555	$(13)	$3,052	$(20)

Total temporarily impaired	$1,497	$(7)	$1,555	$(13)	$3,052	$(20)

December 31, 2007

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and political subdivisions	$—	$—	$2,450	$(10)	$2,450	$(10)
Mortgage-backed securities and collateralized mortgage obligations	95	(1)	3,173	(52)	3,268	(53)

Total temporarily impaired	$95	$(1)	$5,623	$(62)	$5,718	$(63)

At March 31, 2008 and December 31, 2007, securities with unrealized losses have an aggregate depreciation of 0.6 percent and 1.1 percent, respectively, from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term market interest rates, and are expected to regain the lost value with stable or declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability and intent to hold these securities until recovery, which may be maturity.

The scheduled maturities of securities available-for-sale at March 31, 2008 were as follows. Securities not due at a single maturity date are shown separately (in thousands):

	Fair Value
	March 31, 2008	December 31, 2007
Due in one year or less	$1,496	$1,856
Due after one year through five years	6,133	6,569
Due after five years through ten years	507	503

Total	8,136	8,928
Mortgage-backed securities and collateralized mortgage obligations	3,343	3,593
Federal Home Loan Bank stock	3,591	1,925

Total	$15,070	$14,446

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows (in thousands, except share and per share data):

	Three months ended March 31,
	2008	2007
Income (numerator):
Net income	$3,407	$656

Income (denominator):
Weighted average number of common stock shares outstanding - basic	2,392,074	2,353,262
Dilutive effect of outstanding stock options and nonvested stock awards	29,980	38,290

Weighted average number of common stock shares outstanding and assumed conversion - diluted	2,422,054	2,391,552
Basic earnings per share of common stock	$1.42	$0.28

Diluted earnings per share of common stock	$1.41	$0.27

For the diluted earnings per share calculation for the three month period ended March 31, 2008 77,871 were considered anti-dilutive. Further, for the period ended March 31, 2008 17,500 nonvested stock awards were excluded from the dilutive earnings per share calculation.

Note 5: Retirement Benefits

The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15 percent of annual gross salary. For the first 6 percent, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20 percent after two years of employment, and such contributions are 100 percent vested with five years of employment. The Company’s contributions to the plan for the quarters ended March 31, 2008 and 2007 were $140,000 and $89,000, respectively.

In 2007, the Company also participated in a multiple-employer defined benefit post-retirement health care plan that provided medical and dental coverage to directors and surviving spouses and to employees who retire after age 62 and 15 years of full-time service and their dependents. On November 30, 2007 the post-retirement plan was terminated. The following table shows post-retirement plan information for the first quarter of 2007.

Components of net periodic benefit cost

(in thousands)	Three Months Ended March 31, 2007
Service cost	$33
Interest cost	25
Expected return on plan assets	—
Amortization of transition obligation	—
Amortization of prior service cost	(5)
Recognized net actuarial (gain) loss	3

Net periodic benefit cost	$56

For further discussion of post-retirement benefits, see Note 13, “Retirement Benefits” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2007.

Note 6: Junior Subordinated Debt

In April 2007, the Company formed EvergreenBancorp Statutory Trust III (“Trust III”) a statutory trust formed under the laws of the State of Delaware. Trust III issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust III, the Company issued junior subordinated debentures to Trust III. The junior subordinated debentures are the sole assets of Trust III. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.65 percent (4.45 percent at March 31, 2008). The junior subordinated debentures are redeemable at par beginning in December 2012; the debentures will mature in June 2037, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. In July of 2007, the Company used the net proceeds from the trust preferred issuance to call $5 million of trust preferred securities issued in May 2002 and concurrently redeemed related trust preferred securities issued to the public.

In November 2006, Bancorp formed EvergreenBancorp Statutory Trust II (“Trust II”) a statutory trust formed under the laws of the State of Connecticut. In November 2006, Trust II issued $7 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, Bancorp issued junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.70 percent (4.50 percent at March 31, 2008). The junior subordinated debentures are redeemable at par beginning in December 2011; the debentures will mature in December 2036, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Trust II under the preferred securities as set forth in such guarantee agreement.

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

Note 7: Fair Value

FASB Statement No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2008:
Available for sale securities excluding FHLB stock	$11,479	—	$11,479	—

It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

The following assets and liabilities were measured at fair value on a non-recurring basis:

		Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2008:
Impaired loans	$2,917	—	—	$2,917

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,917,000 at March 31, 2008 as compared to $779,000 at December 31, 2007. The valuation allowance for these loans was $1,199,000 at March 31, 2008 as compared to $630,000 at December 31, 2007. An additional provision for loan losses of $1,067,000 was made during the quarter ended March 31, 2008 relating to impaired loans.

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

The following discussion contains a review of the consolidated operating results and financial condition of the Company for the first quarter of 2008. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2007 and to the previous year ended December 31, 2007. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. EvergreenBancorp, Inc. (the “Company”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual results to differ materially from the Company’s expectation include, but are not limited to: fluctuation in interest rates and loan and deposit pricing, which could reduce the Company’s net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company’s market areas, that could increase credit-related losses and expenses; a national or local disaster, including acts of terrorism; challenges the Company may experience in retaining or replacing key executives or employees in an effective manner; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company’s provision for loan losses and related expenses; higher than anticipated costs related to business combinations and the integration of acquired businesses which may be more difficult or expensive than expected, or slower than expected earning assets growth which could extend anticipated breakeven periods relating to such strategic expansion; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company’s banking or other subsidiaries; and possible changes in tax rates, tax laws, or tax law interpretation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including its Annual Report for 2007 on Form 10-K.

RESULTS OF OPERATIONS

Overview

The profitability of the Company’s operations depends primarily on the net interest income from its banking operations and investment activities, the provision for losses on loans, noninterest income, noninterest expense, and income tax expense. Net interest income is the difference between the interest income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income includes service charges on deposit accounts, net merchant credit card processing fees, gains (losses) from sales of investment securities, and investment services commissions. Noninterest expense includes operating costs such as salaries and employee benefits, occupancy and equipment, data processing, professional fees, marketing, state and local taxes, and other administrative expense.

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

Capital activities in the first quarter of 2008 included a quarterly cash dividend paid in February. Capital ratios remain strong with the equity-to-assets ratio at 6.76 percent at March 31, 2008.

Net Income

Three months ended March 31, 2008 and 2007

For the first quarter of 2008, the Company reported net income of $3,407,000 compared to $656,000 for the first quarter of 2007, an increase of 419 percent. The primary reason for the increase in net income was an increase in noninterest income due to a gain totaling $5,587,000 that the Company realized as a result of Visa, Inc.’s initial public offering (“IPO”). Please refer to the section entitled “Noninterest Income/Expense” for further discussion of the gain resulting from Visa’s IPO. In addition, net interest income rose as a result of growth in average interest-bearing asset balances. These increases were offset by a larger provision for loan losses of $1,832,000 for the quarter ended March 31, 2008 as compared to $263,000 for the quarter ended March 31, 2007 and an increase in noninterest expense of $359,000 due to growth of the Company and increased FDIC insurance premiums.

Basic and diluted earnings per common share were $1.42 and $1.41, respectively, for the first quarter of 2008, compared to $0.28 and $0.27, respectively, for the same period one year ago.

For the first quarter of 2008, annualized return on average common equity and return on average assets was 53.05 percent and 3.25 percent, respectively, compared to 10.97 percent and 0.74 percent, respectively, for the same period one year ago.

Additional analysis of financial components is contained in the discussion that follows. Unless otherwise stated, comparisons are between the first quarter 2008 and 2007.

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

Net interest income, before the provision for loan losses, was $3,964,000 for the first quarter of 2008, compared to $3,639,000 for the same period in 2007, an increase of 9 percent. Interest income for the three months ended March 31, 2008 was $7,471,000 compared to $6,751,000 for the three months ended March 31, 2007, an increase of $720,000 or 11 percent. The increase in interest income was primarily due to the growth of the average interest-earning assets, which were $407,093,000 for the quarter ended March 31, 2008 as compared with $336,921,000 for the same quarter in the prior year, an increase of $70,172,000 or 21 percent. The average yield on interest-earning assets decreased 77 basis points from 8.15 percent for the quarter ended March 31, 2007 to 7.38 percent for the quarter ended March 31, 2008 reflecting the significant drop in short-term interest rates that began in September 2007. However, the decrease in average rates was more than offset by the increase in average balances. The increase in interest earning assets was mostly attributable to the growth in the loan portfolio, specifically in real estate loans. Average balances in real estate loans grew $69,539,000, or 36 percent from the first quarter of 2007 to the same period in 2008. Offsetting the increase in interest-bearing assets was a decrease in average investment securities balances, which fell $13,850,000 or 47 percent from the first quarter of 2007 to the first quarter of 2008. The primary reason for this decrease was the sale of an investment totaling $14,762,000 completed in November of 2007 to provide liquidity to the Company to fund loan growth.

Offsetting the increase in interest income was an increase in interest expense, which for the three months ended March 31, 2008 was $3,507,000 compared to $3,112,000 for the three months ended March 31, 2007, an increase of $395,000 or 13 percent. Average rates paid on interest-bearing deposits decreased 28 basis points from 4.24 percent for the three months ended March 31, 2007 to 3.96 percent for the same period in 2008. Average rates paid on Federal Home Loan Bank (“FHLB”) advances dropped 104 basis points from an average of 5.29 percent for the first quarter of 2007 to 4.25 percent for the same period this year. Both rate decreases reflect the recent drop in interest rates since late 2007. This decrease in average rates was more than offset by an increase in average interest-bearing liabilities. Average interest-bearing deposits increased from $207,472,000 for the quarter ended March 31, 2007 to $257,118,000, or 24 percent for the same period ended March 31, 2008. The average balance in FHLB advances increased for the quarter ended March 31, 2008 to $72,843,000. This was a $21,390,000, or 42 percent, increase from the same period last year.

The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 3.92 percent for the first three months of 2008 compared to 4.40 percent for the same period one year ago. The weighted average yield on interest-earning assets was 7.38 percent for the first three months of 2008 compared to 8.15 percent in the first quarter of 2007, a decrease of 77 basis points. Interest expense as a percentage of average earning assets was 3.45 percent for the first three months of 2008 compared to 3.75 percent in the first quarter of 2007, a decrease of 30 basis points. The decrease in the yield on interest-earning assets was larger than the decrease in yields on interest-bearing liabilities which caused compression of the net interest margin. This is primarily due to the Company’s interest-earning assets repricing more quickly than its interest-bearing liabilities as interest rates declined during the first quarter of 2008.

Yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries are reviewed on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The following table shows the reconciliation between net interest income and the taxable-equivalent net interest income as of March 31, 2008 and March 31, 2007:

	March 31,
(in thousands, except ratio data)	2008	2007
Net Interest Margin
Interest income (GAAP)	$7,471	$6,751
Taxable-equivalent adjustment:
Loans	3	3
Investments	14	16

Interest income - FTE	7,488	6,770
Interest expense (GAAP)	3,507	3,112

Net interest income - FTE	$3,981	$3,658

Net interest income - (GAAP)	$3,964	$3,639

Average interest-earning assets	$407,093	$336,921
Net interest margin (GAAP)	3.90%	4.38%
Net interest margin - FTE	3.92%	4.40%

Noninterest Income/Expense

Noninterest income in the first quarter of 2008 was $6,023,000 compared to $475,000 in the same quarter of 2007, an increase of $5,548,000 or 1168 percent. The increase was primarily due to a gain of $5,587,000 resulting from Visa, Inc’s IPO that occurred in March 2008. This amount included a cash gain of $3,465,000 recorded from the mandatory redemption of a portion of the Company’s Visa shares. An additional non-cash gain of $2,122,000 was recorded as a result of Visa establishing an escrow account to cover certain litigation judgments and settlements that the Company had recorded in the fourth quarter of 2007. This gain was offset by a $20,000 decline in merchant credit card processing income, the result of a reduction in merchant credit card processing activity of one merchant relationship.

Noninterest expense was $3,254,000 in the first quarter of 2008, compared to $2,895,000 in the same quarter of 2007, an increase of $359,000 or 12 percent. The increase was partially due to a rise in occupancy and equipment expense related to the opening of the new Kent branch and also additional office space leased in the first quarter of 2008. Data processing fees increased 20 percent from the first quarter in 2007 to the same quarter in 2008 due to costs related to a change in the Company’s core data processor completed in the second quarter of 2007. Professional fees increased quarter to quarter primarily due to a rise in accounting fees related to certain accounting transactions completed in the last year. State and local taxes increased 70 percent quarter over quarter due to increased revenue. Other noninterest expense increased 52 percent primarily due to increased Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and increased expense due to the general growth of the Company.

Income tax expense

The Company recognized income tax expense of $1,494,000 during the first quarter of 2008, up from $300,000 in the same quarter of 2007, an increase of 398 percent or $1,194,000. The increase is primarily due to a $3,945,000 increase in income before income taxes over the prior period. The effective income tax rate for the first quarter of 2008 was 30 percent compared with 31 percent for the first quarter of 2007.

Provision for Loan Losses

Included in the results of operations for the quarters ended March 31, 2008 and March 31, 2007 is expense of $1,832,000 and $263,000, respectively, related to the provision for loan losses. The increase in the provision for loan losses in the first quarter of 2008 as compared to first quarter of 2007 was a result of an increase in the allowance allocated to impaired loans, an increase in net charge-offs during the quarter, and adjustments made to the general reserve for the increased risk inherent in the loan portfolio due to the negative trends resulting from the continued deterioration of the national and local economy.

Please refer to Financial Condition, “Allowance for Loan Losses” for further discussion of the provision for loan losses.

FINANCIAL CONDITION

Loans

At March 31, 2008, loans totaled $389,344,000 compared to $375,428,000 at December 31, 2007, an increase of $13,916,000 or 4 percent.

At March 31, 2008, the Bank had $322,997,000 in loans secured by real estate, which includes loans primarily for a commercial purpose, secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of March 31, 2008 and December 31, 2007:

Types of Loans

(in thousands)	March 31, 2008	% of loans in each category to total loans	December 31, 2007	% of loans in each category to total loans
Commercial	$88,058	23%	$89,146	24%
Real estate:
Commercial	174,340	45	159,167	42
Construction	62,738	16	58,968	16
Residential 1-4 family	40,778	10	44,598	12
Consumer and other	23,430	6	23,549	6

Total	$389,344	100%	$375,428	100%

Allowance for Loan Losses

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at March 31, 2008, there can be no assurance that such losses will not exceed estimated amounts.

Over the past few months, significant deterioration in the national economy has become more apparent. To a much lesser degree, the local economy is also showing signs of slowdown. Residential real estate sales volumes have declined and the housing price appreciation experienced in the past few years has ended. While net loan charge-offs and the provision for loan losses both increased during the quarter, the Company is not experiencing broad-based credit quality deterioration in any segment of its loan portfolio. The Company recognizes, however, that further deterioration in the local economy could adversely affect cash flows for both commercial and individual borrowers. As a result, the Company could experience increases in problem assets, delinquencies and losses on loans.

At March 31, 2008, the allowance for loan losses was $5,271,000 compared to $4,166,000 at December 31, 2007. The ratio of the allowance to total loans outstanding was 1.35 percent at March 31, 2008 and 1.11 percent at December 31, 2007.

In the following table, the allowance for loan losses at March 31, 2008 and December 31, 2007 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations.

(in thousands)	March 31, 2008 Amount	% of Loans in Each Category to Total Loans	December 31, 2007 Amount	% of Loans in Each Category to Total Loans
Commercial	$1,401	27	$1,644	24
Real estate:
Commercial	1,517	29	1,526	42
Construction	1,757	33	663	16
Residential 1-4 family	228	4	42	12
Consumer and other	368	7	291	6

Total	$5,271	100	$4,166	100

% of Loan portfolio	1.35%		1.11%

This analysis of the allowance for loan losses should not be interpreted as an indication that chargeoffs will occur in these amounts or proportions, or that the allocation indicates future chargeoff trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

The following table summarizes activity in the allowance for loan losses and details the chargeoffs, recoveries and net loan losses by loan category.

(in thousands)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Beginning Balance	$4,166	$2,784
Chargeoffs:
Commercial	551	44
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	—
Consumer and other	207	29

Total chargeoffs	758	73
Recoveries:
Commercial	6	7
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	10	—
Consumer and other	15	2

Total Recoveries	31	9

Net chargeoffs/(recoveries)	727	(64)
Provision	1,832	263

Ending balance	$5,271	$2,983

Nonperforming loans at March 31, 2008 and December 31, 2007 were as follows:

(in thousands except ratio data)	March 31, 2007	December 31, 2007
Loans past due 90 days or more and still accruing	$299	$36
Loans accounted for on a nonaccrual basis	208	779
Nonperforming loans to allowance for loan losses	9.6%	19.6%
Nonperforming loans to total loans	0.13%	0.22%

Non-performing loans were $507,000 at March 31, 2008 as compared to $815,000 at December 31, 2007. Non-performing loans to total loans ratio stood at 0.13 percent at March 31, 2008 as compared to 0.22 percent at December 31, 2007.

A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows (in thousands):

	March 31, 2008	December 31, 2007
Impaired loans for which no allowance for loan losses was allocated	$899	$898
Impaired loans with an allocation of the allowance for loan losses	2,917	779

Total	$3,816	$1,677

Amount of the allowance for loan losses allocated	$1,199	$630

Impaired loans were $3,816,000 at March 31, 2008 as compared to $1,677,000 at December 31, 2007. The increase in impaired loans was a result of one construction loan relationship totaling $2,627,000 in outstanding balances that was added to the impaired loans at the end of the first quarter of 2008. The loan relationship was classified as impaired by management as new information regarding the borrower and the loan relationship surfaced at the end of March 2008. The allowance allocated on this loan relationship is approximately $1,000,000 and is based upon appraisals obtained in May 2008.

Also included in the impaired loans as of March 31, 2008 is a loan relationship totaling $869,000 in outstanding balances. Although, a collateral liquidation analysis on the underlying collateral shows a collateral shortfall of approximately $400,000, the Company, based on its analysis of the discounted cash flows, believes the operations under the anticipated restructured loan terms will meet the original value of the loans. Thus no specific allocation has been provided on this credit. The Company will continue to monitor the performance of the loan relationship, including the borrower’s cash flow position. Although the loan relationship is designated as impaired, the loans are not on nonaccrual status or past due over 90 days and thus are not considered non-performing loans as of March 31, 2008.

Investments

At March 31, 2008, investments totaled $15,070,000, an increase of $624,000 or 4 percent from $14,446,000 at December 31, 2007. The increase in investments was primarily due to purchases of Federal Home Loan Bank (“FHLB”) stock partially offset by maturities and principal payments on securities available-for-sale.

For more information regarding securities see Note 3, “Securities” to the unaudited consolidated financial statements.

Deposits

At March 31, 2008, total deposits were $324,289,000, compared to $309,471,000 at December 31, 2007. This represents a 5 percent increase from December 31, 2007. Noninterest-bearing deposits totaled $52,227,000 at March 31, 2008 compared to $59,458,000 at December 31, 2007, a decrease of 12 percent. Noninterest-bearing deposits fell primarily due to a decision made by PEMCO Financial Services Group (“PFS”) to move a large portion of their deposit relationship away from the Company in 2008. Interest-bearing deposits totaled $272,062,000 at March 31, 2008, compared to $250,013,000 at December 31, 2007, an increase of $22,049,000, or 9 percent. Approximately $11,121,000 or 50 percent of the net growth in interest-bearing deposits in the first quarter of 2008 was through the use of non-retail deposit sources, including brokered and bulletin board certificates of deposit.

Borrowings and Junior Subordinated Debt

At March 31, 2008, the Bank’s Federal Home Loan Bank advances were $62,410,000 compared to $69,910,000 at December 31, 2007, representing an 11 percent decrease. This decrease is due to net repayment of advances during the quarter.

At March 31, 2008 and December 31, 2007, the Company had junior subordinated debt totaling $12,372,000. For further discussion of trust preferred securities, see Note 6, “Junior Subordinated Debt” to the unaudited consolidated financial statements.

For discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 8, “Borrowings and Junior Subordinated Debt” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2007.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $28,860,000 at March 31, 2008 an increase of $3,424,000 or 13 percent from December 31, 2007. Current earnings were $3,407,000 and dividends paid were $169,000 for the three months ended March 31, 2008. The change in unrealized losses on securities available-for-sale, net of deferred taxes, increased total stockholders’ equity by $77,000. Equity increased by $109,000 in common stock and surplus due to the recognition of stock option compensation costs relating to SFAS 123R expense and costs relating to stock option exercises for the first quarter of 2008.

Book value per share was $12.04 at March 31, 2008 and $10.65 at December 31, 2007. Book value per share is calculated by dividing total equity by total shares outstanding.

The following table displays the capital ratios at March 31, 2008 and December 31, 2007 for the Company and the Bank. As the table illustrates, the capital ratios exceed those required to be considered well-capitalized.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized Under the Prompt Corrective Action Provisions
(in thousands, except ratio data)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008
Total capital (to risk-weighted assets)
Consolidated	$46,429	12.03%	$30,888	8.00%	N/A	N/A
Bank	45,765	12.10	30,256	8.00	$37,820	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	38,564	9.99	15,444	4.00	N/A	N/A
Bank	40,494	10.71	15,128	4.00	22,692	6.00
Tier 1 capital (to average assets)(1)
Consolidated	38,564	8.93	17,282	4.00	N/A	N/A
Bank	40,494	9.59	16,893	4.00	21,116	5.00
December 31, 2007
Total capital (to risk-weighted assets)
Consolidated	$41,977	11.24%	$29,877	8.00%	N/A	N/A
Bank	41,200	11.28	29,212	8.00	$36,515	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	33,951	9.09	14,938	4.00	N/A	N/A
Bank	37,034	10.14	14,606	4.00	21,909	6.00
Tier 1 capital (to average assets)(1)
Consolidated	33,951	8.19	16,585	4.00	N/A	N/A
Bank	37,034	8.97	16,518	4.00	20,647	5.00

(1)	Also referred to as the leverage ratio

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

At March 31, 2008, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $93,059,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.

The Company, as a Visa member bank, is obligated to indemnify Visa for certain litigation losses. In the fourth quarter of 2007, the Company recognized indemnification charges of $2,122,000 related to this obligation. A receivable was recorded to offset the litigation reserve in March 2008 when, upon completion of its IPO, Visa, Inc. established an escrow account that will be used to settle certain litigation judgments and settlements. The Company expects that the remaining shares it owns of Visa Inc., which are currently restricted, will be sufficient to cover any future possible litigation against Visa, Inc.

For additional information regarding off-balance sheet items, refer to Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2007.

The following table summarizes the Company’s significant contractual obligations and commitments at March 31, 2008:

(in thousands)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Federal Home Loan Bank advances	$28,685	$5,675	$17,050	$11,000	$62,410
Junior subordinated debt	—	—	—	12,372	12,372
Time deposits	156,387	20,838	2,128	259	179,612
Operating leases	892	1,697	1,214	1,323	5,126

Total	$185,964	$28,210	$20,392	$24,954	$259,520

Liquidity

Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liability management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.

In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. Approximately 18 percent of the investment balances within this portfolio mature within one year. Liquidity is further enhanced by deposit growth, federal funds purchased, borrowings, and planned cash flows, maturities and sales of investments and loans.

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended March 31, 2008 and 2007. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The analysis of the potential impact of rate on net interest income is indicated in the table below.

Net interest income analysis as of March 31, 2008:

In thousands; rate changes in basis points (bp) = 1/100 of 1%.

IMMEDIATE RATE CHANGE	ANNUALIZED DOLLAR CHANGE IN NET INTEREST INCOME	PERCENT CHANGE
+200bp	$360	2.40%
+100bp	177	1.18
+ 50bp	117	0.78
- 50bp	(91)	(0.61)
-100bp	(193)	(1.29)
-200bp	(737)	(4.92)

The table above indicates, for example, that the estimated effect of an immediate 100 basis point increase in interest rates would increase the Company’s net interest income by an estimated 1.18 percent or approximately $177,000. An immediate 100 basis point decrease in rates indicates a potential reduction of net interest income by 1.29 percent or approximately $193,000.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2008. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

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

The inability of borrowers to repay loans can erode our earnings. Substantially all of our loans are to businesses and individuals in the Seattle, Bellevue, Lynnwood, Federal Way, and Kent communities, and any decline in the economy of this market area could impact us adversely. As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment.

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

We depend upon the services of Gerald Hatler, our President and CEO, and the experienced management he has assembled. The loss of Mr. Hatler in particular, if not replaced shortly with an equally competent person, could disrupt our operations and have an adverse effect on us. If Mr. Hatler were to die, EvergreenBank has a bank owned life insurance policy that would provide approximately $823,000. The proceeds from this death benefit could be used to mitigate costs that we may incur in locating and hiring a replacement.

Our business success is also dependent upon our ability to continue to attract, hire, motivate and retain skilled personnel to develop our customer relationships, as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot be assured that we will be successful in attracting, hiring, motivating or retaining them.

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

None.

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

Dated: May 12, 2008

EVERGREENBANCORP, INC.

/s/ Gordon D. Browning
Gordon D. Browning
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)