Form 10-Q
period 2008-06-30
EVERGREENBANCORP INC
filed 2008-07-31
CIK 1143566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Common Stock, no par value, outstanding as of July 28, 2008: 2,408,339 shares

No Preferred Stock was issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

(in thousands, except share data)

	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$6,497	$14,076
Federal funds sold	8,010	2,383
Interest-bearing deposits in financial institutions	5,858	5,923

Total cash and cash equivalents	20,365	22,382
Securities available-for-sale	15,208	14,446
Loans	410,994	375,428
Allowance for loan losses	(5,593)	(4,166)

Net loans	405,401	371,262
Premises and equipment	3,515	2,886
Bank owned life insurance	5,643	5,537
Interest in escrow of Visa stock	2,122	—
Accrued interest and other assets	4,535	6,274

Total assets	$456,789	$422,787

Liabilities
Deposits
Noninterest-bearing	$50,362	$59,458
Interest-bearing	270,085	250,013

Total deposits	320,447	309,471
Federal Home Loan Bank advances	89,725	69,910
Indemnification liabilities	2,122	2,122
Junior subordinated debt	12,372	12,372
Accrued expenses and other liabilities	3,286	3,476

Total liabilities	427,952	397,351
Commitments and Contingencies
Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 2,406,339 shares issued at June 30, 2008; 2,388,804 shares issued at December 31, 2007	21,708	21,467
Retained earnings	7,194	3,972
Accumulated other comprehensive loss	(65)	(3)

Total stockholders’ equity	28,837	25,436

Total liabilities and stockholders’ equity	$456,789	$422,787

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Three month and six month periods ended June 30, 2008 and 2007

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$6,820	$6,861	$14,088	$13,256
Taxable securities	115	284	227	572
Tax exempt securities	25	31	52	63
Federal funds sold and other	43	71	107	107

Total interest income	7,003	7,247	14,474	13,998
Interest expense
Deposits	2,237	2,595	4,775	4,766
Federal funds purchased	1	28	3	64
Federal Home Loan Bank advances	718	447	1,491	1,118
Junior subordinated debt	136	314	330	548

Total interest expense	3,092	3,384	6,599	6,496

Net interest income	3,911	3,863	7,875	7,502
Provision for loan losses	509	233	2,341	496

Net interest income after provision for loan losses	3,402	3,630	5,534	7,006
Noninterest income
Service charges on deposit accounts	290	363	602	698
Merchant credit card processing	23	48	47	92
Net earnings on bank owned life insurance	58	59	106	115
Gain on redemption and interest in escrow fund of Visa stock	—	—	5,587	—
Other noninterest income	37	51	91	91

Total noninterest income	408	521	6,433	996
Noninterest expense
Salaries and employee benefits	1,625	1,396	3,074	2,853
Occupancy and equipment	580	484	1,090	963
Data processing	223	272	470	478
Professional fees	86	96	219	192
Marketing	303	165	367	226
State revenue and sales tax expense	140	139	322	246
Outside service fees	130	120	245	244
Other noninterest expense	511	368	1,065	733

Total noninterest expense	3,598	3,040	6,852	5,935

Income before income taxes	212	1,111	5,115	2,067

Income tax expense	60	364	1,556	664

Net income	$152	$747	$3,559	$1,403

Total comprehensive income	$13	$630	$3,497	$1,334

Basic earnings per share	$0.06	$0.32	$1.48	$0.60

Diluted earnings per share	$0.06	$0.31	$1.47	$0.59

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2008, and 2007

(in thousands, except share and per share data)

	Common stock shares	Common stock and surplus	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at January 1, 2007	2,353,262	$21,129	$3,453	$(763)	$23,819
Comprehensive income
Net income	—	—	1,403	—	1,403
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification and tax effects	—	—	—	(69)	(69)

Total comprehensive income					1,334
Cash dividends ($.14 per share)	—	—	(329)	—	(329)
Exercise of stock options	5,072	62	—	—	62
Stock options earned	—	49	—	—	49

Balance at June 30, 2007	2,358,334	$21,240	$4,527	$(832)	$24,935

	Common stock shares	Common stock and surplus	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at January 1, 2008	2,388,804	$21,467	$3,972	$(3)	$25,436
Comprehensive income
Net income	—	—	3,559	—	3,559
Change in net unrealized gain (loss) on securities available-for- sale, net of reclassification and tax effects	—	—	—	(62)	(62)

Total comprehensive income					3,497
Cash dividends ($.14 per share)	—	—	(337)	—	(337)
Exercise of stock options	18,835	141	—	—	141
Tax benefit from stock related compensation	—	33	—	—	33
Stock awards forfeited	(1,300)	—	—	—	—
Stock options earned	—	67	—	—	67

Balance at June 30, 2008	2,406,339	$21,708	$7,194	$(65)	$28,837

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2008, and 2007

(in thousands)

	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net income	$3,559	$1,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	541	467
Provision for loan losses	2,341	496
Gain on redemption of Visa stock	(3,465)	—
Interest in escrow fund of Visa stock	(2,122)	—
Amortization of premiums and discounts on securities	13	17
Net earnings on bank owned life insurance	(106)	(115)
Stock option compensation expense	67	49
Other changes, net	1,613	(1,107)

Net cash provided by operating activities	2,441	1,210
Cash flows from investing activities
Proceeds from maturities and principal payments on securities available-for-sale	4,349	1,766
Proceeds from redemption of Visa stock	3,465	—
Net loan originations	(36,480)	(41,505)
Purchases of securities available-for-sale	(5,217)	—
Purchases of premises and equipment	(1,170)	(636)

Net cash provided by (used in) investing activities	(35,053)	(40,375)
Cash flows from financing activities
Net increase in deposits	10,976	43,799
Proceeds from Federal Home Loan Bank advances	208,600	141,235
Repayments of Federal Home Loan Bank advances	(188,785)	(148,679)
Proceeds from the issuance of trust preferred securities	—	5,155
Proceeds from the exercise of stock options	141	62
Dividends paid	(337)	(329)

Net cash provided by financing activities	30,595	41,243

Net increase (decrease) in cash and cash equivalents	(2,017)	2,078
Cash and cash equivalents at beginning of year	22,382	11,903

Cash and cash equivalents at end of period	$20,365	$13,981

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

The Bank offers a broad spectrum of personal and business banking services, including commercial, consumer, and real estate lending. The Bank’s offices are centered in the Puget Sound region in the Seattle, Lynnwood, Bellevue, Federal Way, and Kent communities.

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

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires: disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not accrue cash dividends and therefore does not anticipate there to be an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 2: Stock options

Stock option and equity compensation plan. In April 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000. In April 2006, the shareholders adopted the Second Amended 2000 Stock Option and Equity Compensation Plan which allows greater flexibility in the type of equity compensation to be awarded and to the terms of such awards. In April 2008, the shareholders adopted the Stock Option and Equity Compensation Plan (“Amended Plan”) which increased the number of shares available under the plan by 120,000. Up to 449,724 shares of common stock may be awarded under the Amended Plan. Awards available under the plan are subject to adjustment for all stock dividends and stock splits paid by the Company. As of June 30, 2008, approximately 148,037 shares of common stock were available for future grant under the Amended Plan.

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

During the second quarter, no stock options were granted, 10,593 options were exercised, and 6,230 options were forfeited. During the second quarter of 2007, no stock options were granted or forfeited and 5,072 options were exercised.

The fair value of options granted during the first six months of 2007 were determined using the following weighted-average assumptions as of grant date.

Six months ended June 30, 2007
Risk-free interest rate	4.47%
Expected option life	6.5 years
Expected stock price volatility	20%
Dividend yield	1.8%

A summary of activity in the stock option plan for the six months ended June 30, 2008 follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at the beginning of the year	198,628	$10.43
Granted	—	—
Exercised	(18,835)	7.44
Forfeited	(6,230)	13.49

Outstanding at the end of the period	173,563	$10.64	4.74 years	N/A

Exercisable at the end of the period	129,359	$9.35	4.08 years	$109,955

Vested or expected to vest	164,885	$10.64	4.74 years	N/A

As of June 30, 2008, there was $128,000 of total unrecognized compensation cost related to outstanding stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.82 years.

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

There were no awards of restricted stock granted in the first six months of 2007 or 2008.

A summary of the status of the Company’s nonvested awards as of June 30, 2008 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	18,500	$14.75
Granted	—	—
Vested	200	14.75
Forfeited	1,300	14.75
Nonvested at June 30, 2008	17,000	14.75

Vested or expected to vest	15,450	$14.75

As of June 30, 2008, there was $212,000 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.57 years.

Note 3: Securities

Investment securities available-for-sale include $3,078,000 in mortgage-backed securities at June 30, 2008. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from the Federal Home Loan Bank of Seattle.

There were no sales of available-for-sale securities during the first six months of 2008 or 2007.

Securities with unrealized losses at June 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

June 30, 2008

	Less than 12 Months		12 Months or More		Total
(in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$2,913	$(86)	$—	$—	$2,913	$(86)

Mortgage-backed securities	1,363	$(39)	$1,432	$(43)	$2,795	$(82)

Total temporarily impaired	$4,276	$(125)	$1,432	$(43)	$5,708	$(168)

	Less than 12 Months		12 Months or More		Total
December 31, 2007 Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and political subdivisions	$—	$—	$2,450	$(10)	$2,450	$(10)
Mortgage-backed securities	95	(1)	3,173	(52)	3,268	(53)

Total temporarily impaired	$95	$(1)	$5,623	$(62)	$5,718	$(63)

At June 30, 2008 and December 31, 2007, securities with unrealized losses have an aggregate depreciation of 2.9 percent and 1.1 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term market interest rates, and are expected to regain the lost value with stable or declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability and intent to hold these securities until recovery, which may be maturity.

The scheduled maturities of securities available-for-sale at June 30, 2008 were as follows. Securities not due at a single maturity date are shown separately:

	Fair Value
(in thousands)	June 30, 2008	December 31, 2007
Due in one year or less	$1,486	$1,856
Due after one year through five years	6,345	6,569
Due after five years through ten years	156	503

Total	7,987	8,928
Mortgage-backed securities and collateralized mortgage obligations	3,078	3,593
Federal Home Loan Bank stock	4,143	1,925

Total	$15,208	$14,446

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows (in thousands, except share and per share data):

	Three months ended June 30,
	2008	2007
Income (numerator):
Net income	$152	$747

Income (denominator):
Weighted average number of common stock shares outstanding – basic	2,401,556	2,357,308
Dilutive effect of outstanding stock options and nonvested stock awards	16,113	38,519

Weighted average number of common stock shares outstanding and assumed conversion – diluted	2,417,669	2,395,827
Basic earnings per share	$0.06	$0.32

Diluted earnings per share	$0.06	$0.31

	Six months ended June 30,
	2008	2007
Income (numerator):
Net income	$3,559	$1,403

Income (denominator):
Weighted average number of common stock shares outstanding – basic	2,396,815	2,355,108
Dilutive effect of outstanding stock options and nonvested stock awards	22,638	40,760

Weighted average number of common stock shares outstanding and assumed conversion – diluted	2,419,453	2,395,868
Basic earnings per share of common stock	$1.48	$0.60

Diluted earnings per share of common stock	$1.47	$0.59

For the diluted earnings per share calculation for the three month and six month periods ended June 30, 2008, 68,214 options, respectively, were considered anti-dilutive. Further, for the three month and six month periods ended June 30, 2008, 15,450 nonvested stock awards were excluded from the dilutive earnings per share calculation.

Note 5: Retirement Benefits

The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15 percent of gross salary per month. For the first 6 percent, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20 percent after two years of employment, and such contributions are 100 percent vested with five years of employment. The Company’s contributions to the plan for the quarters ended June 30, 2008 and 2007 were $107,000 and $101,000, respectively. Contributions to the plan for the first six months of 2008 were $247,000 and $190,000 for the same period in 2007.

In 2007, the Company also participated in a multiple-employer defined benefit post-retirement health care plan that provided medical and dental coverage to directors and surviving spouses and to employees who retire after age 62 and 15 years of full-time service and their dependents. On November 30, 2007 the post-retirement plan was terminated. The following table shows post-retirement plan information for the three and six months ended June 30, 2007.

Components of net periodic benefit cost

	Three months ended,	Six months ended,
(in thousands)	June 30, 2007
Service cost	$33	$66
Interest cost	25	50
Amortization of transition obligation	—	—
Amortization of prior service cost	(5)	(10)
Recognized net actuarial (gain) loss	3	6

Net periodic benefit cost	$56	$112

For further discussion of post-retirement benefits, see Note 13, “Retirement Benefits” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2007.

Note 6: Junior Subordinated Debt

In April 2007, the Company formed EvergreenBancorp Statutory Trust III (“Trust III”) a statutory trust formed under the laws of the State of Delaware. Trust III issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust III, the Company issued junior subordinated debentures to Trust III. The junior subordinated debentures are the sole assets of Trust III. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.65 percent (4.43 percent at June 30, 2008). The junior subordinated debentures are redeemable at par beginning in December 2012; the debentures will mature in June 2037, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. In July of 2007, the Company used the net proceeds from the trust preferred issuance to call $5 million of trust preferred securities issued in May 2002 and concurrently redeemed related trust preferred securities issued to the public.

In November 2006, Bancorp formed EvergreenBancorp Statutory Trust II (“Trust II”) a statutory trust formed under the laws of the State of Connecticut. In November 2006, Trust II issued $7 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, Bancorp issued junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.70 percent (4.48 percent at June 30, 2008). The junior subordinated debentures are redeemable at par beginning in December 2011; the debentures will mature in December 2036, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Trust II under the preferred securities as set forth in such guarantee agreement.

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2008:
Available for sale securities	$11,065	—	$11,065	—

The following assets and liabilities were measured at fair value on a non-recurring basis:

		Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2008:
Impaired loans	$3,509	—	—	$3,509

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,509,000 at June 30, 2008 as compared to $2,917,000 at March 31, 2008 and $779,000 at December 31, 2007. The fair value of collateral is calculated using a third party appraisal. The valuation allowance for these loans was $1,287,000 at June 30, 2008 as compared to $1,199,000 at March 31, 2008 and $630,000 at December 31, 2007. An additional provision for loan losses of $155,000 and $1,220,000 was made during the quarter and six months ended June 30, 2008 relating to impaired loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s results of operations primarily depend on net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. The Bank’s operating results are also affected by loan fees, service charges on deposit accounts, net merchant credit card processing fees, and other noninterest income. Operating expenses of the Bank include employee compensation and benefits, occupancy and equipment costs, data processing costs, professional fees, marketing, state and local taxes, federal deposit insurance premiums and other administrative expenses.

The Bank’s results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.

The following discussion contains a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended June 30, 2008. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2007 and to the previous year ended December 31, 2007. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

RESULTS OF OPERATIONS

Overview

The profitability of the Company’s operations depends primarily on the net interest income from its banking operations and investment activities, the provision for losses on loans, noninterest income, noninterest expense, and income tax expense. Net interest income is the difference between the interest income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income includes service charges on deposit accounts, net merchant credit card processing fees and gains or losses from sales of investment securities. Noninterest expense includes operating costs such as salaries and employee benefits, occupancy and equipment, data processing, professional fees, marketing, state and local taxes, and other administrative expense.

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

Capital activities in the second quarter of 2008 included a quarterly cash dividend paid in May. Capital ratios remain strong with the equity-to-assets ratio at 6.31 percent at June 30, 2008.

Net Income

Three months and six months ended June 30, 2008 and 2007

For the second quarter of 2008, the Company reported net income of $152,000 compared to $747,000 for the second quarter of 2007, a decrease of 80 percent. The primary reason for the decrease in net income was a significant decline interest income primarily attributable to a drop in the yield earned on interest-earning assets, most evident in commercial loans. Offsetting this decline, interest expense for the second quarter fell from $3,384,000 in 2007 to $3,092,000 in 2008 reflecting a drop in interest rates paid on average interest-bearing liabilities. In addition, net income was negatively impacted by an increase in the provision for loan losses to $508,000 for the second quarter of 2008 as compared with $233,000 for the same period in 2007. Net income was further reduced by an increase in noninterest expense of $559,000. This increase was mostly attributable to a rise in salaries and benefits expense as well as increases in FDIC insurance premiums, marketing expense, and occupancy expense.

Basic and diluted earnings per common share for the second quarter of 2008 were $0.06 and $0.06, respectively, compared to $0.32 and $0.31, respectively, for the same period one year ago.

For the second quarter of 2008, annualized return on average common equity and annualized return on average assets was 2 percent and 0.14 percent, respectively, compared to 12 percent and 0.81 percent, respectively, for the same period in 2007.

For the first six months of 2008, net income was $3,559,000, compared with $1,403,000 for the first six months of 2007, an increase of $2,156,000 or 154 percent. The primary reason for the increase in net income was an increase in noninterest income due to a gain totaling $5,587,000 that the Company realized as a result of Visa, Inc.’s initial public offering (“IPO”) in March 2008. Net interest income after provision for loan losses was lower in the first six months of 2008 compared with the same period in 2007 due primarily to a larger provision for loan losses. The provision for loan losses was $2,341,000 for the six months ended June 30, 2008 as compared with $496,000 for the same period in 2007.

Basic and diluted earnings per common share were $1.48 and $1.47, respectively, for the first six months of 2008 and $0.60 and $0.59, respectively, for the same period in 2007. Annualized return on average assets was 1.66 percent for 2008 and 0.78 percent for 2007. Annualized return on average common equity was 26 percent for the first six months of 2008 and 12 percent for the same period of 2007.

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

Net interest income before the provision for loan losses was $3,911,000 for the second quarter of 2008, compared to $3,863,000 for the same period in 2007, an increase of $48,000 or 1 percent. Net interest income before provision for loan losses was $7,875,000 for the first six months of 2008 compared with $7,502,000 for the first six months of 2007, an increase of $373,000 or 5 percent.

Interest income for the second quarter of 2008 was $7,003,000 as compared with $7,247,000 in the same quarter of 2007. The decrease in interest income was primarily attributable to a decline in the average yield on interest-earning assets. The yield on these assets decreased 159 basis points from 8.24 percent for the quarter ended June 30, 2007 to 6.65 percent for the quarter ended June 30, 2008. The decrease in yield was offset by a significant increase in average interest-earning assets, which rose to $423,540,000 in the second quarter of 2008 compared with $353,774,000 in the second quarter of 2007. Average loans rose from $320,167,000 for the three months ended June 30, 2007 to $399,561,000 for the same period in 2008, an increase of 25%. Yields on average loan balances decreased 175 basis points from the second quarter of 2007 to the second quarter of 2008. The decrease in average yields on interest-earning assets reflects the significant decline in short-term interest rates that began in the fourth quarter of 2007 and continued into the second quarter of 2008. The yield on average loans was also affected during the second quarter of 2008 when two loan relationships were put on non-accrual status and the related accrued interest income totaling approximately $180,000 was reversed. Also contributing to the decline in interest income was a decrease in average investment securities, which fell 47 percent from $28,236,000 at June 30, 2007 to $15,097,000 at June 30, 2008. The primary reason for this drop was the sale of an investment totaling $14,762,000 completed in November 2007 to provide liquidity to the Company to fund loan growth.

Interest income for the first six months of 2008 was $14,474,000 as compared with $13,998,000 in the first six months of 2007, an increase of $476,000 or 3 percent. The increase is primarily due to a rise in average interest-earning assets which grew from $345,404,000 at June 30, 2007 to $415,301,000 at June 30, 2008. The yields on interest-bearing assets fell from 8.19 percent to 7.01 percent year over year reflecting the significant drop in short-term interest rates at occurred at the end of 2007 and continued into the second quarter of 2008. The increase in average interest-earning assets was primarily attributable to a rise in average loan balances of 25 percent or $79,133,000 for the six months ended June 30, 2008 as compared with the six months ended June 30, 2007. The average yield on loans decreased 134 basis points when comparing the six months ended June 30, 2008 to June 30, 2007. This decrease is attributable to the decline in short-term interest rates that occurred in late 2007 and early 2008 and a reversal of interest income recognized on two loan relationships that were put on non-accrual status in the second quarter of 2008. The $79,133,000 or 25 percent increase in average loan balances was partially offset by a decrease in average investment securities of $13,491,000 due to the sale of a security in the fourth quarter of 2007. The yield on average investment securities declined by 68 basis points from 4.68 percent at June 30, 2007 to 4.00 percent at June 30, 2008.

Interest expense for the three months ended June 30, 2008 was $3,092,000 compared to $3,384,000 for the same period in the prior year, a decrease of $292,000 or 9 percent. Average rates paid on interest-bearing deposits decreased 96 basis points from 4.42 percent for the three months ended June 30, 2007 to 3.46 percent for the same period in 2008. Average rates paid on FHLB advances dropped 165 basis points from an average of 5.13 percent for the second quarter of 2007 to 3.48 percent for the same period this year. These rate decreases reflect the succeeding cuts in interest rates that began in late 2007, as well as a shift in the mix of borrowings to less costly, shorter-term advances. The decrease in average rates paid on liabilities was partially offset by an increase in average interest-bearing liabilities. Average interest-bearing deposits increased from $235,414,000 for the quarter ended June 30, 2007 to $259,290,000 for the same period ended June 30, 2008. The average balance in Federal Home Loan Bank (“FHLB”) advances increased to $82,710,000 for the quarter ended June 30, 2008 compared to $35,013,000 for the quarter ended June 30, 2007.

For the six months ended June 30, 2008, interest expense totaled $6,599,000 as compared to $6,496,000 for the same period in 2007, an increase of $103,000 or 2 percent. Average interest-bearing deposits increased from $221,530,000 for the six months ended June 30, 2007 to $258,200,000 for the same period in 2008. An increase in the use of brokered funds accounts for the majority of the increase, rising from $88,996,000 to $108,826,000. Both the increase in balances and the higher rates paid on brokered funds contributed significantly to increasing the overall cost of funds. Average FHLB advance balances rose from $43,192,000 for the six months ended June 30, 2007 to $77,767,000 for the six months ended June 30, 2008. The average rates paid on these advances decreased 138 basis points from 5.22 percent for the six months ended June 30, 2007 to 3.84 percent for the six months ended June 30, 2008. The increased reliance on FHLB advances offset the decrease in average rates and contributed to the increase in interest expense.

The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 3.73 percent for the quarter ended June 30, 2008 compared with 4.40 percent for the same period in 2007. The net interest margin was 3.83 percent for the first six months of 2008 compared to 4.40 percent for the same period one year ago. The weighted average yield on interest earning assets was 7.01 percent for the first six months of 2008 compared to 8.19 percent for the first six months of 2007, a decrease of 118 basis points. Interest expense as a percentage of average earning assets was 3.19 percent for the first six months of 2008, compared to 3.79 percent during the same period in 2007, a decrease of 60 basis points. The smaller decrease in rates paid on interest-bearing liabilities as compared with the decrease in yields on interest-earning assets caused compression in the net interest margin. This is primarily the result of the Company’s interest-earning assets repricing more quickly than its interest-bearing liabilities as interest rates declined during the latter part of 2007 and the first half of 2008.

Yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries are reviewed on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The following table shows the reconciliation between net interest income and the taxable-equivalent net interest income as of June 30, 2008 and June 30, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except ratio data)	2008	2007	2008	2007
Net Interest Margin
Interest income (GAAP)	$7,003	$7,247	$14,474	$13,998
Taxable-equivalent adjustment:
Loans	3	3	6	6
Investments	13	16	27	33

Interest income - FTE	7,019	7,266	14,507	14,037
Interest expense (GAAP)	3,092	3,384	6,599	6,496

Net interest income - FTE	$3,927	$3,882	$7,908	$7,541

Net interest income - (GAAP)	$3,911	$3,863	$7,875	$7,502

Average interest earning assets	$423,540	$353,774	$415,301	$345,404
Net interest margin (GAAP)	3.70%	4.38%	3.81%	4.38%
Net interest margin - FTE	3.73%	4.40%	3.83%	4.40%

Noninterest Income/Expense

Noninterest income in the second quarter of 2008 was $408,000 compared to $521,000 in the same quarter of 2007, a decrease of $112,000 or 22 percent. This decrease was primarily due to a decline in income from service charges on deposit accounts, which fell from $363,000 for the three months ended June 30, 2007 to $290,000 for the same period in 2008. The decrease was primarily a result of a decline in NSF fee income. In addition, a decrease in merchant credit card processing fees reduced noninterest income, decreasing from $48,000 in the second quarter of 2007 to $23,000 in the same period in 2008. This decrease was primarily attributable to the decision of PEMCO Financial Services Group (“PFS”) and a couple of other significant credit card processing customers to move their credit card processing relationship away from the Company in 2008.

Noninterest income for the six months ended June 30, 2008 was $6,433,000 compared with $996,000 for the same period of 2007, an increase of $5,437,000 or 546 percent. The increase was primarily due to a gain of $5,587,000 resulting from Visa, Inc’s IPO that occurred in March 2008. This amount included a cash gain of $3,465,000 recorded as a result of the mandatory redemption of a portion of the Company’s Visa shares. An additional non-cash gain of $2,122,000 was recorded as a result of Visa establishing an escrow account to cover certain litigation judgments and settlements that the Company had recorded in the fourth quarter of 2007. This gain was offset by a decrease in service charge fee income due to a decline in NSF fees and a decrease in merchant credit card processing income. The latter is the result of a reduction in merchant credit card processing activity of a few merchant relationships that occurred in 2008.

Noninterest expense was $3,598,000 in the second quarter of 2008, compared to $3,040,000 in the same quarter of 2007, an increase of $558,000, or 18 percent. The increase is partially due to a rise in salaries and benefits expense, which was $1,625,000 for second quarter of 2008, compared with $1,396,000 for the same period in 2007, an increase of $229,000 or 16 percent, attributable to the addition of approximately 9 full-time equivalent staff (“FTE’s”) as compared with the same quarter in 2007. In addition to the increase in FTE’s, the use of temporary staffing increased, which had the effect of increasing salaries expense by $51,000 quarter over quarter. These increases were partially offset by the elimination of expense related to the post-retirement benefits plan that was terminated in November 2007. This reduced salaries expense for the second quarter of 2008 by $45,000. Occupancy and equipment expense was $580,000 for the three months ended June 30, 2008, a $96,000 or 20 percent increase from the same period in 2007 and is due to additional expenses related to the opening of the Kent branch office. Data processing was $223,000 for the three months ended June 30, 2008 as compared to $272,000 for the same period in the previous year, a decrease of $49,000 or 18 percent. The decrease is attributable to one time costs recognized in the second quarter of 2007 related to a change in the Company’s core data processor. Marketing expense for the second quarter was $303,000 compared with $165,000 for the same period in 2007, an increase of $138,000 or 84 percent. The increase is primarily due to the sponsorship of the Seattle Streetcar and related advertising which began in the second quarter of 2008. Professional fees decreased $10,000 or 10 percent quarter to quarter. State revenue and sales tax expense remained relatively constant at $140,000 for the quarter ended June 30, 2008 compared with $139,000 in the same quarter in 2007. Other noninterest expense increased $154,000 or 32 percent quarter over quarter primarily due to increased Federal Deposit Insurance Corporation (“FDIC”) insurance premiums.

Noninterest expense for the six months ended June 30, 2008 was $6,852,000 compared with $5,935,000 for the same period of 2007, an increase of $917,000 or 15 percent. The increase was partially due to an increase in salaries and benefits expense of $221,000, or 8 percent for the six months ended June 30, 2008, as compared with the same period in 2007, a result of staff additions. The increase of $127,000, or 13 percent, in occupancy expense for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily due to costs associated with the opening of the Kent branch office in April 2008. Data processing decreased $8,000 or 2 percent for the six months ended June 30, 2008 as compared with the same period in 2007. Professional fees were $219,000 for the six months ended June 30, 2008 as compared with $192,000 for the same period in 2007. The increase was primarily due to additional accounting fees charged to the Company in the first quarter of 2008; these charges were related to certain transactions completed in the last year. Marketing expense grew to $367,000 for year-to-date period ended June 30, 2008 from $226,000 for the same period in 2007, an increase of $141,000 or 62 percent partially due to the sponsorship of the Seattle Streetcar and related advertising which began in the second quarter of 2008. State revenue and sales tax expense for the first six months of 2008 increased by $76,000 or 31 percent primarily due to increased revenues related primarily to the gain resulting from Visa, Inc.’s IPO recognized in the first quarter of 2008. The increase in other noninterest expense of $332,000 or 45 percent for the first six months of 2008 as compared to the same six months in 2007 is primarily related to increased FDIC insurance premiums and increased costs as a result of Company growth over the past year.

Income tax expense

The Company recognized income tax expense of $60,000 during the second quarter of 2008, down from $364,000 in the same quarter of 2007, a decrease of 84 percent, or $304,000. Income tax expense for the six months ended June 30, 2008 was $1,556,000, compared to $664,000 for the same period of 2007, an increase of 134 percent or $892,000. The effective income tax rate for the second quarter of 2008 was 28 percent as compared with 33 percent for the same period in 2007. The lower effective tax rate was due to lower net income before taxes. The effective tax rate for six months ended June 30, 2008 was 30 percent as compared to 32 percent for the same period in 2007.

Provision and Allowance for Loan Losses

Included in the results of operations for the quarters ended June 30, 2008 and 2007 is expense of $509,000 and $233,000, respectively, related to the provision for loan losses. The provision for loan losses for the six months ended June 30, 2008 was $2,341,000 compared to $496,000 for the same period of 2007. The increase in the provision for loan losses in the second quarter and first half of 2008 as compared to the second quarter and first half of 2007 was a result of an increase in the allowance allocated to impaired loans, an increase in net charge-offs during the quarter, and as a result of continued loan growth.

Please refer to Financial Condition, “Allowance for Loan Losses” for further discussion of the provision for loan losses.

FINANCIAL CONDITION

Loans

At June 30, 2008, loans totaled $410,994,000 compared to $375,428,000 at December 31, 2007, an increase of $35,566,000 or 9 percent.

At June 30, 2008, the Bank had $339,690,000 in loans secured by real estate, which includes loans primarily for a commercial purpose, secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of June 30, 2008 and December 31, 2007:

Types of Loans

(in thousands)	June 30, 2008	% of loans in each category to total loans	December 31, 2007	% of loans in each category to total loans
Commercial	$97,975	24%	$89,146	24%
Real estate:
Commercial	196,960	48	159,167	42
Construction	56,947	14	58,968	16
Residential 1-4 family	36,711	9	44,598	12
Consumer and other	22,401	5	23,549	6

Total	$410,994	100%	$375,428	100%

Allowance for Loan Losses

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at June 30, 2008, there can be no assurance that such losses will not exceed estimated amounts.

Over the past few months, significant deterioration in the national economy has become more apparent. To a lesser degree to date, the local economy is also showing signs of slowdown. Residential real estate sales volumes have declined and the housing prices have declined modestly in the Company’s market area. While net loan charge-offs and the provision for loan losses both increased quarter over quarter, the Company is not experiencing broad-based credit quality deterioration in any segment of its loan portfolio. The Company recognizes, however, that further deterioration in the local economy could adversely affect cash flows for both commercial and individual borrowers. As a result, the Company could experience increases in problem assets, delinquencies, and losses on loans.

At June 30, 2008, the allowance for loan losses was $5,593,000 compared to $4,166,000 at December 31, 2007. The ratio of the allowance to total loans outstanding was 1.36 percent at June 30, 2008, and 1.11 percent at December 31, 2007.

In the following table, the allowance for loan losses at June 30, 2008 and December 31, 2007 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook, and other business considerations.

(in thousands)	June 30, 2008 Amount	% of Loans in Each Category to Total Loans	December 31, 2007 Amount	% of Loans in Each Category to Total Loans
Commercial	$1,651	24	$1,644	24
Real estate:
Commercial	1,601	48	1,526	42
Construction	1,764	14	663	16
Residential 1-4 family	200	9	42	12
Consumer and other	377	5	291	6

Total	$5,593	100	$4,166	100

% of Loan portfolio	1.36%		1.11%

This analysis of the allowance for loan losses should not be interpreted as an indication that chargeoffs will occur in these amounts or proportions, or that the allocation indicates future chargeoff trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

The following table summarizes activity in the allowance for loan losses and details the chargeoffs, recoveries and net loan losses by loan category.

(in thousands)	Six months ended June 30, 2008	Six months ended June 30, 2007
Beginning Balance	$4,166	$2,784
Chargeoffs
Commercial	716	60
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	103	—
Consumer and other	144	34

Total charge-offs	963	94
Recoveries
Commercial	10	61
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	21	—
Consumer and other	18	4

Total Recoveries	49	65

Net chargeoffs/(recoveries)	914	29
Provision	2,341	496

Ending balance	$5,593	$3,251

Nonperforming loans at June 30, 2008 and December 31, 2007 were as follows:

(in thousands except ratio data)	June 30, 2008	December 31, 2007
Loans past due 90 days or more and still accruing	$—	$36
Loans accounted for on a nonaccrual basis	7,492	779
Nonperforming loans to allowance for loan losses	133.9%	19.6%
Nonperforming loans to total loans	1.82%	0.22%

Non-performing loans were $7,492,000 at June 30, 2008 as compared to $815,000 at December 31, 2007. Non-performing loans to total loans ratio stood at 1.82 percent at June 30, 2008 as compared to 0.22 percent at December 31, 2007.

A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows (in thousands):

	June 30, 2008	December 31, 2007
Impaired loans for which no allowance for loan losses was allocated	$3,881	$898
Impaired loans with an allocation of the allowance for loan losses	3,509	779

Total	$7,390	$1,677

Amount of the allowance for loan losses allocated	$1,287	$630

Impaired loans were $7,390,000 at June 30, 2008 as compared to $1,677,000 at December 31, 2007. The increase in impaired loans was primarily related to two borrowing relationships. One was a construction loan relationship totaling $3,133,000 in outstanding balances. The allowance allocated on this loan relationship is approximately $1,000,000 and is based upon appraisals obtained in June 2008. The second impairment was for a single loan totaling $3,861,000. This loan, secured by undeveloped land, was placed on non-accrual during the second quarter. An appraisal was completed in June 2008 and it was determined that the value of the property less estimated selling costs exceeds the outstanding principal balance of the loan, therefore, no specific allocation was made for this loan.

Investments

At June 30, 2008, investments totaled $15,208,000, an increase of $762,000 or 5 percent from $14,446,000 at December 31, 2007. The increase in investments was primarily due to purchases of additional Federal Home Loan Bank (“FHLB”) stock totaling approximately $2,200,000 and two new securities totaling $3,000,000. These were mostly offset by maturities and principal payments on securities available-for-sale.

For more information regarding securities, see Note 3, “Securities” to the unaudited consolidated financial statements.

Deposits

At June 30, 2008, total deposits were $320,447,000, compared to $309,471,000 at December 31, 2007, a 4 percent increase. Non-interest-bearing deposits totaled $50,362,000 at June 30, 2008 compared to $59,458,000 at December 31, 2007, a decrease of $9,096,000 or 15 percent. Noninterest-bearing deposits fell partially due to a decision made by PEMCO Financial Services Group (“PFS”) to move a portion of their deposit relationship away from the Company in 2008. Interest-bearing deposits totaled $270,085,000 at June 30, 2008, compared to $250,013,000 at December 31, 2007, an increase of $20,072,000 or 8 percent. Approximately $13,600,000 or 68 percent of the net growth in interest-bearing deposits in the first six months of 2008 was through the use of brokered certificates of deposit.

Borrowings and Junior Subordinated Debt

At June 30, 2008, the Bank’s Federal Home Loan Bank advances were $89,725,000 compared to $69,910,000 at December 31, 2007, a 28 percent increase.

At June 30, 2008 and December 31, 2007 the Company had junior subordinated debt totaling $12,372,000. For discussion of trust preferred securities, see Note 6, “Junior Subordinated Debt” to the unaudited consolidated financial statements.

For discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 8, “Borrowings and Junior Subordinated Debt” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2007.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $28,837,000 at June 30, 2008, an increase of $3,401,000 or 13 percent over December 31, 2007. Current earnings were $3,559,000 and dividends paid were $337,000 for the six months ended June 30, 2008. The change in unrealized losses on securities available-for-sale, net of deferred taxes, reduced stockholders’ equity by $62,000. Equity increased by $100,000 in common stock and surplus due to the recognition of stock option compensation expense and the related tax benefit, and by $141,000 in surplus from the exercise of 18,835 stock options in the first half of 2008.

Book value per share was $11.98 at June 30, 2008 and $10.65 at December 31, 2007. Book value per share is calculated by dividing total equity by total shares outstanding.

The following table displays the capital ratios at June 30, 2008 and December 31, 2007 for the Company and the Bank. As the table illustrates, the capital ratios exceed those required to be considered well-capitalized.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized Under the Prompt Corrective Action Provisions
(in thousands, except ratio data)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008
Total capital (to risk-weighted assets)
Consolidated	$46,379	11.37%	$32,643	8.00%	N/A	N/A
Bank	45,531	11.16	32,631	8.00	$40,789	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	38,514	9.44	16,321	4.00	N/A	N/A
Bank	40,426	9.91	16,316	4.00	24,474	6.00
Tier 1 capital (to average assets) (1)
Consolidated	38,514	8.69	17,724	4.00	N/A	N/A
Bank	40,426	9.12	17,724	4.00	22,155	5.00
December 31, 2007
Total capital (to risk-weighted assets)
Consolidated	$41,977	11.24%	$29,877	8.00%	N/A	N/A
Bank	41,200	11.28	29,212	8.00	$36,515	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	33,951	9.09	4,938	4.00	N/A	N/A
Bank	37,034	10.14	14,606	4.00	21,909	6.00
Tier 1 capital (to average assets)(1)
Consolidated	33,951	8.19	16,585	4.00	N/A	N/A
Bank	37,034	8.97	16,518	4.00	20,647	5.00

(1)	Also referred to as the leverage ratio

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

At June 30, 2008, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $87,866,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.

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

The following table summarizes the Company’s significant contractual obligations and commitments at June 30, 2008:

(in thousands)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Federal Home Loan Bank advances	$56,000	$6,675	$17,050	$10,000	$89,725
Junior subordinated debt	—	—	—	12,372	12,372
Time Deposits	179,077	6,848	1,269	—	187,194
Operating leases	900	1,672	1,109	1,226	4,907

Total	$235,977	$15,195	$19,428	$23,598	$294,198

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

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended June 30, 2008 and 2007. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The analysis of the potential impact of rate on net interest income is indicated in the tables below.

Net interest income analysis as of June 30, 2008:

In thousands; rate changes in basis points (bp) = 1/100 of 1%.

IMMEDIATE RATE CHANGE	ANNUALIZED DOLLAR CHANGE IN NET INTEREST INCOME	PERCENT CHANGE
+200bp	(643)	(4.38)
+100bp	(350)	(2.39)
+ 50bp	(168)	(1.14)
- 50bp	175	1.19
-100bp	329	2.24
-200bp	265	1.80

The table above indicates, for example, that the estimated effect of an immediate 100 basis point increase in interest rates would decrease the Company’s net interest income by an estimated 2.39 percent or approximately $350,000. An immediate 100 basis point decrease in rates indicates a potential increase in net interest income by 2.24 percent or approximately $329,000.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2008. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

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

Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. These types of loans also typically are larger than residential real estate loans. Further deterioration in the local economy could adversely affect cash flows for both commercial and individual borrowers, thus causing the Company to experience increases in problem assets, delinquencies, and losses on loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in: a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

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

We depend upon the services of Gerald Hatler, our President and CEO, and the experienced management he has assembled. The loss of Mr. Hatler in particular, if not replaced shortly with an equally competent person, could disrupt our operations and have an adverse effect on us. If Mr. Hatler were to die, EvergreenBank has a bank owned life insurance policy that would provide approximately $831,000. The proceeds from this death benefit could be used to mitigate costs that we may incur in locating and hiring a replacement.

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

•	The FDIC likely will increase deposit insurance premiums to rebuild and maintain the federal deposit insurance fund

Based on recent events and the state of the economy, it is likely that the FDIC may increase federal deposit insurance premiums as early as September 2008. Depending on circumstances, this increase may be relatively significant and will add to our cost of operations. It is too soon to predict the exact amount of any premium increase or the impact on the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Bancorp’s Annual Meeting of Stockholders was held on April 24, 2008 at 1111 3rd Avenue, Suite 300, Seattle, Washington. A total of 1,957,386 of the Company’s shares were present or represented by proxy at the meeting. This represented 82 percent of the Company’s outstanding votable shares.

The matters approved by the shareholders at the meeting and the number of votes cast for, against, or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

Proposal No. 1: Election of Directors:

Election of directors to three year terms, expiring 2011	For	Withheld
Richard W. Baldwin	1,941,720	15,666
Craig O. Dawson	1,942,350	15,036

Proposal No. 2: Amendments to the Company’s Articles of Incorporation – Board composition.

For	Against	Abstain	Non-Votes
1,329,895	136,795	4,956	485,740
Proposal No. 3: Amendments to the Company’s Articles of Incorporation – Director indemnification.
For	Against	Abstain	Non-Votes
1,885,947	37,307	34,132	—
Proposal No. 4: Amendments to the Company’s Second Amended 2000 Stock Option and Equity Compensation Plan.
For	Against	Abstain	Non-Votes
1,221,619	207,104	42,923	485,740
Proposal No. 5: Ratification of Crowe Chizek and Company LLC as the Company’s Independent Registered Public Accounting Firm for the 2008 fiscal year.
For	Against	Abstain	Non-Votes
1,928,147	—	8,008	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit 3.1 — Second Amended and Restated Articles of Incorporation

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

Dated: July 31, 2008

EVERGREENBANCORP, INC.

/s/ Gordon D. Browning
Gordon D. Browning
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)