Form 10-Q
period 2008-09-30
EVERGREENBANCORP INC
filed 2008-11-05
CIK 1143566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Common Stock, no par value, outstanding as of November 4, 2008: 2,423,000

No Preferred Stock was issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007

(in thousands, except share and per data)

	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$11,058	$14,076
Federal funds sold	3,294	2,383
Interest-bearing deposits in financial institutions	4,528	5,923

Total cash and cash equivalents	18,880	22,382
Securities available-for-sale	10,990	12,521
Federal Home Loan Bank stock	3,639	1,925
Loans	422,521	375,428
Allowance for loan losses	(6,085)	(4,166)

Net loans	416,436	371,262
Premises and equipment	3,600	2,886
Bank owned life insurance	5,701	5,537
Interest in escrow of Visa stock	1,009	—
Accrued interest and other assets	5,280	6,274

Total assets	$465,535	$422,787

Liabilities
Deposits
Noninterest-bearing	$51,622	$59,458
Interest-bearing	308,640	250,013

Total deposits	360,262	309,471
Federal Home Loan Bank advances	59,725	69,910
Indemnification liabilities	1,581	2,122
Junior subordinated debt	12,372	12,372
Accrued expenses and other liabilities	2,887	3,476

Total liabilities	436,827	397,351

Commitments and Contingencies

Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 2,423,000 shares issued at September 30, 2008; 2,388,804 shares issued at December 31, 2007	21,764	21,467
Retained earnings	6,978	3,972
Accumulated other comprehensive loss	(34)	(3)

Total stockholders’ equity	28,708	25,436

Total liabilities and stockholders’ equity	$465,535	$422,787

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Three month and nine month periods ended September 30, 2008 and 2007

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$7,085	$7,622	$21,173	$20,878
Taxable securities	117	276	344	848
Tax exempt securities	25	31	77	94
Federal funds sold and other	31	104	138	211

Total interest income	7,258	8,033	21,732	22,031
Interest expense
Deposits	2,380	3,033	7,155	7,799
Federal funds purchased	6	17	9	81
Federal Home Loan Bank advances	595	470	2,086	1,588
Junior subordinated debt	136	215	465	763

Total interest expense	3,117	3,735	9,715	10,231

Net interest income	4,141	4,298	12,017	11,800
Provision for loan losses	501	525	2,842	1,021

Net interest income after provision for loan losses	3,640	3,773	9,175	10,779

Noninterest income
Service charges on deposit accounts	285	363	887	1,061
Merchant credit card processing	24	45	71	137
Net earnings on bank owned life insurance	58	56	164	171
Gain on redemption and interest in escrow fund of Visa stock	—	—	5,587	—
Other noninterest income	37	51	128	142

Total noninterest income	404	515	6,837	1,511

Noninterest expense
Salaries and employee benefits	1,764	1,517	4,838	4,370
Occupancy and equipment	533	501	1,623	1,464
Data processing	252	232	722	710
Professional fees	137	70	356	262
Visa indemnification charge	572	—	572	—
Marketing	122	140	489	366
State revenue and sales tax expense	129	150	451	396
Other noninterest expense	639	493	1,951	1,470

Total noninterest expense	4,148	3,103	11,002	9,038

Income (loss) before income taxes	(104)	1,185	5,010	3,252

Income tax (benefit) expense	(57)	383	1,499	1,047

Net income (loss)	$(47)	$802	$3,511	$2,205

Total comprehensive income (loss)	$(16)	$872	$3,480	$2,206

Basic earnings (loss) per share	$(0.02)	$0.34	$1.46	$0.94

Diluted earnings (loss) per share	$(0.02)	$0.33	$1.45	$0.92

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2008 and 2007

(in thousands, except share and per share data)

	Common stock shares	Common stock and surplus	Retained earnings	Accumulated other comprehensive income	Total stock-holders’ equity
Balance at January 1, 2007	2,353,262	$21,129	$3,453	$(763)	$23,819
Comprehensive income
Net income	—	—	2,205	—	2,205
Change in net unrealized gain (loss) on securities available-for- sale, net of reclassification and tax effects	—	—	—	5	5
Change in post-retirement benefit obligation, net of tax effects	—	—	—	(4)	(4)

Total comprehensive income					2,206
Cash dividends ($.18 per share)	—	—	(495)	—	(495)
Exercise of stock options	5,626	69	—	—	69
Restricted stock grants	19,500	—	—	—	—
Stock options earned	—	79	—	—	79

Balance at September 30, 2007	2,378,388	$21,277	$5,163	$(762)	$25,678

	Common stock shares	Common stock and surplus	Retained earnings	Accumulated other comprehensive income (loss)	Total stock-holders’ equity
Balance at January 1, 2008	2,388,804	$21,467	$3,972	$(3)	$25,436
Comprehensive income
Net income	—	—	3,511	—	3,511
Change in net unrealized gain (loss) on securities available-for- sale, net of reclassification and tax effects	—	—	—	(31)	(31)

Total comprehensive income					3,480
Cash dividends ($.21 per share)	—	—	(505)	—	(505)
Exercise of stock options	21,805	171	—	—	171
Restricted stock grants, net	11,350	—	—	—	—
Shares issued through dividend reinvestment plan	1,041	—	—	—	—
Stock options earned	—	91	—	—	91
Tax benefit from stock related compensation	—	35	—	—	35

Balance at September 30, 2008	2,423,000	$21,764	$6,978	$(34)	$28,708

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2008, and 2007

(in thousands)

	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net income	$3,511	$2,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	739	719
Provision for loan losses	2,842	1,021
Gain on redemption of Visa stock	(3,465)	—
Interest in escrow fund of Visa stock	(1,009)	—
Visa indemnification charge	572	—
Amortization of premiums and discounts on securities	16	28
Net earnings on bank owned life insurance	(164)	(171)
Stock option compensation expense	91	79
Other changes, net	(657)	(676)

Net cash provided by operating activities	2,476	3,205

Cash flows from investing activities
Proceeds from maturities and principal payments on securities available-for- sale	4,467	3,123
Proceeds from redemption of Visa stock	3,465	—
Purchases of securities available-for-sale	(2,995)	—
Purchases of Federal Home Loan Bank stock	(2,222)	—
Redemption of Federal Home Loan Bank stock	504	—
Net loan originations	(48,016)	(62,084)
Purchases of premises and equipment	(1,453)	(723)

Net cash provided by (used in) investing activities	(46,250)	(59,684)

Cash flows from financing activities
Net increase in deposits	50,791	64,063
Proceeds from Federal Home Loan Bank advances	276,851	216,937
Repayments of Federal Home Loan Bank advances	(287,036)	(217,732)
Proceeds from the issuance of junior subordinated debt	—	5,155
Repayment on redemption of junior subordinated debt	—	(5,000)
Proceeds from the exercise of stock options	171	69
Dividends paid	(505)	(495)

Net cash provided by financing activities	40,272	62,997

Net increase (decrease) in cash and cash equivalents	(3,502)	6,518
Cash and cash equivalents at beginning of year	22,382	11,903

Cash and cash equivalents at end of period	$18,880	$18,421

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION

Note 1: Summary of Significant Accounting Policies

Organization. EvergreenBancorp, Inc. (“Bancorp”) was formed February 9, 2001 and is a Washington corporation chartered as a bank holding company. Bancorp holds all of the issued and outstanding shares of EvergreenBank (“the Bank”). The Bank is a Washington state chartered financial institution established in 1971 that engages in general commercial and consumer banking operations. Deposits in the Bank are currently insured to a maximum of $250,000 per depositor (in some instances insurance is unlimited depending on the type of the account) by the Federal Deposit Insurance Corporation (“the FDIC”).

Bancorp and the Bank are collectively referred to as “the Company.” EvergreenBancorp Statutory Trust II (“Trust II”) and EvergreenBancorp Capital Trust III (“Trust III”) are special purpose business trusts formed by Bancorp in November 2006, and April 2007, respectively, to raise capital through trust preferred securities offerings. Under current accounting guidance, Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised in December 2003, the trusts are not consolidated with the Company.

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

Critical accounting policies and use of estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified certain policies as being particularly sensitive in terms of judgments and the extent to which estimates are used. These policies relate to the determination of the allowance for loan losses on loans, contingencies and guarantees, and the fair value of financial instruments and are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, estimates and assumptions, material differences in the results of operations, or financial condition could result.

Newly issued accounting pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations. SFAS 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

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

On September 12, 2008, The FASB issued Staff Position FSP No. FAS 133-1 and FIN 45-4, Disclosures and Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (Issued September 12, 2008). This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. This amendment of FIN 45 reflects the Board’s belief that instruments with similar risks should have similar disclosures. This FSP amended paragraph 13(a) of FIN 45 to require that the “current status (that is, as of the date of the statement of financial position) of the payment performance risk of the guarantee” be disclosed. The provisions that amend FAS 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

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

Note 2: Stock-based compensation

Stock option and equity compensation plan. In April of 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April of 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000. In April of 2006, the shareholders adopted the Second Amended 2000 Stock Option and Equity Compensation Plan (the “Second Amended 2000 Plan”) which allows greater flexibility in the type of equity compensation to be awarded and to the terms of such awards. In April 2008, the shareholders adopted the Stock Option and Equity Compensation Plan (“Amended Plan”) which increased the number of shares available under the plan by 120,000. Up to 449,724 shares of common stock may be awarded under the Amended Plan. Awards available under the plan are subject to adjustment for all stock dividends and stock splits paid by the Company. As of September 30, 2008, approximately 137,988 shares of common stock were available for future grant under the Amended Plan.

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

During the third quarter of 2008, no nonqualified options were granted, 2,970 were exercised and 2,601 options were forfeited or canceled. During the third quarter of 2007, no stock options were granted or forfeited and 554 options were exercised.

The fair value of options granted during the first nine months of 2007 were determined using the following weighted-average assumptions as of grant date.

Nine months ended September 30, 2007
Risk-free interest rate	4.47%
Expected option life	6.5 years
Expected stock price volatility	20%
Dividend yield	1.8%

A summary of option activity under the stock option plan for the nine months ended September 30, 2008 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at the beginning of the year	198,628	$10.43
Granted	—	—
Exercised	(21,805)	7.36
Forfeited	(8,831)	10.14

Outstanding at the end of the period	167,992	$10.84	4.52 years	N/A

Exercisable at the end of the period	132,004	$9.35	3.80 years	19,800

Vested or expected to vest	159,592	$10.84	4.52 years	N/A

As of September 30, 2008, there was $102,000 of total unrecognized compensation cost related to outstanding stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 0.78 years.

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

During the third quarter of 2008, restricted stock awards for 12,650 shares were granted to employees of the Company. The awards become fully vested after the employees’ completion of five years of employment. In the event the employee resigns or is terminated during the five year vesting period, all shares subject to the award are forfeited. Compensation expense is recognized over the vesting period of the award based upon the fair market value of the Company’s common stock at the date of grant.

A summary of the status of the Company’s nonvested shares as of September 30, 2008 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	18,500	$14.75
Granted	12,650	9.45
Vested	200	14.75
Forfeited	1,300	14.75

Nonvested at September 30, 2008	29,650	12.49

As of September 30, 2008, there was $302,000 of total unrecognized compensation cost related to nonvested stock options and unvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted average period of 4.32 years.

Note 3: Securities

Investment securities available-for-sale include $2,992,000 in mortgage-backed securities at September 30, 2008. This investment by the Bank in mortgage-backed securities qualifies as collateral for advances from the Federal Home Loan Bank of Seattle.

There were no sales of available-for-sale securities during the first nine months of 2008 or 2007.

Securities with unrealized losses at September 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

September 30, 2008
(in thousands)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$2,936	$(63)	$—	$—	$2,936	$(63)
State and political subdivisions	155	(1)	—	—	155	(1)
Mortgage-backed securities	1,527	(16)	1,373	(29)	2,900	(45)

Total temporarily impaired	$4,618	$(80)	$1,373	$(29)	$5,991	$(109)

December 31, 2007
(in thousands)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and political subdivisions	$—	$—	$2,450	$(10)	$2,450	$(10)
Mortgage-backed securities	95	(1)	3,173	(52)	3,268	(53)

Total temporarily impaired	$95	$(1)	$5,623	$(62)	$5,718	$(63)

At September 30, 2008 and December 31, 2007, securities with unrealized losses have an aggregate depreciation of 1.8 percent and 1.1 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term market interest rates, and are expected to regain the lost value with declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability and intent to hold these securities until recovery, which may be maturity.

The scheduled maturities of securities available-for-sale at September 30, 2008 were as follows. Securities not due at a single maturity date are shown separately:

	Fair Value
(in thousands)	September 30, 2008	December 31, 2007
Due in one year or less	$1,478	$1,856
Due after one year through five years	6,365	6,569
Due after five years through ten years	155	503

Total	7,998	8,928
Mortgage-backed securities and collateralized mortgage obligations	2,992	3,593

Total	$10,990	$12,251

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows (in thousands, except share and per share data):

	Three months ended September 30,
	2008	2007
Income (numerator):
Net income (loss)	$(47)	$802

Income (denominator):
Weighted average number of common stock shares outstanding – basic	2,408,984	2,358,394
Dilutive effect of outstanding employee and director stock options and unvested restricted stock	1,506	38,817

Weighted average number of common stock shares outstanding and assumed conversion – diluted	2,410,490	2,397,211
Basic earnings (loss) per share	$(0.02)	$0.34

Diluted earnings (loss) per share	$(0.02)	$0.33

	Nine months ended September 30,
	2008	2007
Income (numerator):
Net income	$3,511	$2,205

Income (denominator):
Weighted average number of common stock shares outstanding – basic	2,400,723	2,356,095
Dilutive effect of outstanding employee and director stock options and unvested restricted stock	17,078	38,581

Weighted average number of common stock shares outstanding and assumed conversion – diluted	2,417,801	2,394,676
Basic earnings per share of common stock	$1.46	$0.94

Diluted earnings per share of common stock	$1.45	$0.92

For the diluted earnings per share calculation for the nine month period ended September 30, 2008, 68,214 stock options were considered anti-dilutive. For the diluted earnings per share calculation for the three month period ended September 30, 2008, 83,890 stock options were considered anti-dilutive.

Note 5: Retirement Benefits

The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15 percent of gross salary. For the first 6 percent, the Company contributes two dollars for each dollar the employee contributes. Partial vesting of Company contributions to the plan begins at 20 percent after two years of employment, and such contributions are 100 percent vested with five years of employment. The Company’s contributions to the plan for the quarters ended September 30, 2008 and 2007 were $122,000 and $108,000, respectively. Contributions to the plan for the first nine months of 2008 were $369,000 and $298,000 for the same period in 2007.

In 2007, the Company also participated in a multiple-employer defined benefit postretirement health care plan that provided medical and dental coverage to directors and surviving spouses and to employees who retired after age 62 and 15 years of full-time service and their dependents. On November 30, 2007 the post-retirement plan was terminated. The following table shows post-retirement plan information for the three and nine months ended September 30, 2007.

Components of net periodic benefit cost

(in thousands)	Three months ended,	Nine months ended,
	September 30, 2007
Service cost	$33	$99
Interest cost	25	75
Amortization of transition obligation	—	—
Amortization of prior service cost	(5)	(15)
Recognized net actuarial (gain) loss	3	9

Net periodic benefit cost	$56	$168

For further discussion of post-retirement benefits, see Note 13, “Retirement Benefits” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2007.

Note 6: Junior Subordinated Debt

In April of 2007, the Company formed EvergreenBancorp Statutory Trust III (“Trust III”) a statutory trust formed under the laws of the State of Delaware. Trust III issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust III, the Company issued junior subordinated debentures to Trust III. The junior subordinated debentures are the sole assets of Trust III. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.65 percent (4.47 percent at September 30, 2008). The junior subordinated debentures are redeemable at par beginning in December 2012; the debentures will mature in June 2037, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. In July of 2007, the Company used the net proceeds from the trust preferred issuance to call $5 million of trust preferred securities issued in May 2002 and concurrently redeemed related trust preferred securities issued to the public.

In November 2006, Bancorp formed EvergreenBancorp Statutory Trust II (“Trust II”) a statutory trust formed under the laws of the State of Connecticut. In November 2006, Trust II issued $7 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, Bancorp issued junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.70 percent (4.52 percent at September 30, 2008). The junior subordinated debentures are redeemable at par beginning in December 2011; the debentures will mature in December 2036, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Trust II under the preferred securities as set forth in such guarantee agreement.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2008:
Available for sale securities	$10,990	—	$10,990	—

The following assets and liabilities were measured at fair value on a non-recurring basis:

	Fair Value Measurements at September 30, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2008:
Impaired loans	$3,284	—	—	$3,284

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an outstanding balance of $3,284,000 at September 30, 2008 as compared to $3,509,000 at June 30, 2008 and $779,000 at December 31, 2007. The fair value of collateral is calculated using a third party appraisal. The valuation allowance for these loans was $1,758,000 at September 30, 2008 as compared to $1,287,000 at June 30, 2008 and $630,000 at December 31, 2007. An additional provision for loan losses of $478,000 and $1,694,000 was made during the quarter and nine months ended September 30, 2008 relating to impaired loans.

Note 8: Participation in the Treasury Capital Purchase Program

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the U. S. secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.

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

The following discussion contains a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended September 30, 2008. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2007 and to the previous year ended December 31, 2007. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. EvergreenBancorp, Inc. (the “Company”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual results to differ materially from the Company’s expectation include, but are not limited to: fluctuation in interest rates and loan and deposit pricing, which could reduce the Company’s net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company’s market areas, that could increase credit-related losses and expenses; a national or local disaster, including acts of terrorism; challenges the Company may experience in retaining or replacing key executives or employees in an effective manner; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company’s provision for loan losses and related expenses; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company’s banking or other subsidiaries; increases in FDIC deposit insurance premiums which will increase operating costs; and possible changes in tax rates, tax laws, or tax law interpretation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including its Annual Report for 2007 on Form 10-K.

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

Capital activities in the third quarter of 2008 included a quarterly cash dividend paid in August. Capital ratios remain adequate with the equity-to-assets ratio at 6.17 percent at September 30, 2008.

Net Income

Three months and nine months ended September 30, 2008 and 2007

For the third quarter of 2008, the Company reported a net loss of $47,000 compared to net income of $802,000 for the third quarter of 2007, a decrease of 106 percent. The primary reason for the decrease in net income was a non-cash charge totaling $572,000 related to the Company’s estimate of its proportionate share of obligations to indemnify Visa, Inc. for certain litigation matters. For further discussion of the Company’s indemnification obligation to Visa, Inc. see page 24, Contractual Obligations and Commitments. Additionally, the Company experienced a significant decline in interest income primarily attributable to a drop in the yield earned on interest-earning assets, most evident in commercial loans. In addition to the decline in interest income, noninterest expense increased $1,045,000 for the third quarter of 2008 as compared to the same period one year ago.

Net loss per common share for the third quarter of 2008 was ($0.02) compared to basic earnings per common share of $0.34 and diluted earnings per common share of $0.33 for the same period one year ago. Annualized return on average common equity and return on average assets was (1) percent and (0.04) percent, respectively, compared to 13 percent and 0.81 percent, respectively, for the same period in 2007.

For the first nine months of 2008, net income was $3,511,000, compared with $2,205,000 for the first nine months of 2007, an increase of $1,306,000 or 59 percent. The primary reason for the increase in net income was an increase in noninterest income due to a gain totaling $5,587,000 that the Company realized as a result of Visa, Inc.’s initial public offering (“IPO”) in March 2008. Net interest income after provision for loan losses was lower in the first nine months of 2008 compared with the same period in 2007 due primarily to a larger provision for loan losses. The provision for loan losses was $2,842,000 for the nine months ended September 30, 2008 as compared with $1,021,000 for the same period in 2007.

Basic and diluted earnings per common share were $1.46 and $1.45, respectively, for the first nine months of 2008 and $0.94 and $0.92, respectively, for the same period in 2007. Annualized return on average assets was 1 percent for 2008 and 0.79 percent for 2007. Annualized return on average common equity was 17 percent for the first nine months of 2008 and 12 percent for the same period of 2007.

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

Net interest income before the provision for loan losses was $4,141,000 for the third quarter of 2008, compared to $4,298,000 for the same period in 2007, a decrease of $157,000 or 4 percent. Net interest income was $12,017,000 for the first nine months of 2008 compared with $11,800,000 for the first nine months of 2007, an increase of $217,000 or 2 percent.

Interest income for the third quarter of 2008 was $7,258,000 as compared with $8,033,000 in the same quarter of 2007. The decrease in interest income was primarily attributable to a decline in the average yield on interest-earning assets. The yield on these assets decreased 185 basis points from 8.40 percent for the quarter ended September 30, 2007 to 6.55 percent for the quarter ended September 30, 2008. This decrease in yield was offset by a significant increase in average interest-earning asset balances, which rose to $440,556,000 in the third quarter of 2008 compared with $380,117,000 in the third quarter of 2007. The increase in interest earning assets was primarily attributable to the growth in the loan portfolio. Average loans rose from $344,978,000 for the three months ended September 30, 2007 to $419,240,000 for the same period in 2008.

Interest income for the first nine months of 2008 was $21,732,000 as compared with $22,031,000 in the first nine months of 2007, a decrease of $299,000 or 1 percent. The decrease is primarily due to a decline of 142 basis points in the average yield on interest-earning assets from the period ended September 30, 2007 to the same period in 2008. This decline reflects the significant drop in short-term interest rates that began at the end of 2007 and continued into 2008. Average interest-earning asset balances grew from $357,081,000 for the nine months ended September 30, 2007 to $423,767,000 for the same period in 2008. This increase was primarily due to an increase in average loan balances which grew to $400,766,000 for the nine months ended September 30, 2008 from $323,305,000 for the same period in 2007. The average yields on loans decrease by 160 basis points primarily due to declines in short-term interest rates and the reversal of interest income on several loan relationships that were put on non-accrual status in the second and third quarter of 2008. The $77,461,000 or 24 percent increase in average loan balances was partially offset by a decrease in average investment securities balances, which dropped 46 percent from $28,189,000 for the period ended September 30, 2007 to $15,129,000 for the same period in 2008. This decline was mainly due to the sale of a security in the fourth quarter of 2007. The yield on average investment securities declined by 64 basis points from 4.69 percent for the nine months ended September 30, 2007 to 4.05 percent in 2008.

Interest expense for the three months ended September 30, 2008 was $3,117,000 compared to $3,735,000 for the same period in the prior year, a decrease of $618,000 or 17 percent. Average interest-bearing deposits increased from $265,146,000 for the quarter ended September 30, 2007 to $299,553,000 for the same period ended September 30, 2008. The rates paid on these liabilities decreased 139 basis points from 4.54 percent for the three months ended September 30, 2007 to 3.15 percent for the same period in 2008. Average rates paid on Federal Home Loan Bank (“FHLB”) advances fell 131 basis points from an average of 5.15 percent for the third quarter of 2007 to 3.84 percent for the same period this year. These rate decreases reflect the succeeding cuts in interest rates that began in late 2007, as well as a shift in the mix of borrowings to less costly, shorter-term advances. The decrease in average rates paid on liabilities was partially offset by an increase in average interest-bearing liabilities. Along with the increase in average interest-bearing deposits, the average balance in FHLB advances increased to $61,574,000 for the quarter ended September 30, 2008 compared to $36,131,000 for the quarter ended September 30, 2007.

For the nine months ended September 30, 2008, interest expense totaled $9,715,000 as compared to $10,231,000 for the same period in 2007, a decrease of $516,000 or 5 percent. Average interest-bearing deposits increased from $236,215,000 for the nine months ended September 30, 2007 to $272,080,000 for the same period in 2008. An increase in the use of noncore funding, including brokered deposits and bulletin board certificates of deposit, accounts for the majority of the increase, rising from $100,726,000 at September 30, 2007 to $136,792,000 at September 30, 2008. Offsetting the increase in interest-bearing balances, rates on these deposits decreased 91 basis points from 4.41 percent for the nine month period ended September 30, 2007 to 3.50 percent for the same period in 2008. Average FHLB advance balances rose from $40,805,000 for the nine months ended September 30, 2007 to $72,333,000 for the nine months ended September 30, 2008 while the average rates paid on these advances fell 136 basis points from 5.20 percent for the nine months ended September 30, 2007 to 3.84 percent for the nine months ended September 30, 2008.

The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 3.80 percent for the quarter ended September 30, 2008 compared with 4.51 percent for the same period in 2007. The net interest margin was 3.79 percent for the first nine months of 2008 compared to 4.44 percent for the same period one year ago. The weighted average yield on interest earning assets was 6.85 percent for the first nine months of 2008, compared to 8.27 percent for the first nine months of 2007, a decrease of 142 basis points. Interest expense as a percentage of average earning assets was 3.05 percent for the first nine months of 2008, compared to 3.83 percent during the same period in 2007, a decrease of 78 basis points. The smaller decrease in rates paid on interest-bearing liabilities as compared with the decrease in yields on interest-earning assets caused compression in the net interest margin. This is primarily the result of the Company’s interest-earning assets repricing more quickly than its interest-bearing liabilities as interest rates declined during the latter part of 2007 and into 2008.

Yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries are reviewed on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The following table shows the reconciliation between net interest income and the taxable-equivalent net interest income as of September 30, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except ratio data)	2008	2007	2008	2007
Net Interest Margin
Interest income (GAAP)	$7,258	$8,033	$21,732	$22,031
Taxable-equivalent adjustment:
Loans	3	3	9	9
Investments	13	17	40	48

Interest income - FTE	7,274	8,053	21,781	22,088
Interest expense (GAAP)	3,117	3,735	9,715	10,231

Net interest income - FTE	$4,157	$4,318	$12,066	$11,857

Net interest income - (GAAP)	$4,141	$4,298	$12,017	$11,800

Average interest earning assets	$440,556	$380,117	$423,767	$357,081
Net interest margin (GAAP)	3.78%	4.49%	3.77%	4.42%
Net interest margin - FTE	3.80%	4.51%	3.79%	4.44%

Noninterest Income/Expense

Noninterest income in the third quarter of 2008 was $404,000 compared to $515,000 in the same quarter of 2007, a decrease of $111,000 or 22 percent. Income from service charges accounted for the majority of the decrease, falling from $363,000 for the three months ended September 30, 2007 to $285,000 in the same period of 2008 a decrease of $78,000 or 21 percent. The decrease was primarily a result of a decline in NSF fee income, which fell $56,000 from the third quarter of 2007 to the same quarter in 2008. The decrease in noninterest income was also attributable to lower income from merchant credit card processing fees, which fell from $45,000 for the third quarter of 2007 to $24,000 in the same quarter of 2008. This decrease was mostly attributable to the decision of several significant credit card processing customers to move their credit card processing relationship away from the Company in 2008.

Noninterest income for the nine months ended September 30, 2008 was $6,837,000 compared with $1,511,000 for the same period of 2007 an increase of $5,326,000 or 352 percent. This increase was primarily due to a gain of $5,587,000 resulting from Visa, Inc.’s IPO that occurred in March 2008. This amount included a cash gain of $3,465,000 recorded as a result of the mandatory redemption of a portion of the Company’s Visa shares. An additional non-cash gain of $2,122,000 was recorded as a result of Visa establishing an escrow account to cover certain litigation judgments and settlements that the Company had recorded in the fourth quarter of 2007. This gain was partially offset by a decline in service charge fee income due to a decrease in NSF fees of $167,000 and a decrease in merchant credit card processing income of $66,000. Merchant credit card processing income fell as a result of the loss of several credit card processing customers in 2008.

Noninterest expense was $4,148,000 in the third quarter of 2008, compared to $3,103,000 in the same quarter of 2007, an increase of $1,045,000, or 34 percent. The increase is primarily due to the $572,000 non-cash charge the Company recorded in the third quarter of 2008 for its Visa, Inc. obligation to indemnify certain litigation matters. For further discussion of the Company’s indemnification obligation to Visa, Inc. see page 24, Contractual Obligations and Commitments. In addition, salaries and benefits expense rose to $1,764,000 for third quarter of 2008, from $1,517,000 for the same period in 2007. This was an increase of $247,000 or 16 percent, primarily attributable to the addition of approximately 8 full-time equivalent staff (“FTE’s”) as compared with the same quarter in 2007. This increase was partially offset by the elimination of the post-retirement benefits plan in late 2007. This reduced salaries expense for the third quarter of 2008 by $45,000 compared with the same quarter in 2007. Occupancy and equipment expense was $533,000 for the three months ended September 30, 2008, a $32,000 or 6 percent increase from the same period in 2007 and is primarily due to increased rent expense due to the opening of the Kent office in 2008. Data processing was $252,000 for the three months ended September 30, 2008 as compared to $232,000 for the same period in the previous year, an increase of $20,000 or 9 percent. Professional fees were up $67,000 or 96 percent from the third quarter of 2008 compared with the same period in 2007. This increase was mostly attributable to a rise in legal fees, some of which are related to pending recoveries on problem assets. Marketing expense for the third quarter was $122,000 compared with $140,000 for the same period in 2007, a decrease of $18,000 or 13 percent. State revenue and sales tax expense fell $21,000 or 14 percent from $150,000 for the quarter ended September 30, 2007 compared with $129,000 in the same quarter of 2008. This decrease was attributable to the Company’s lower revenues during the period. The rise in other noninterest expense of $146,000 to $639,000 for the third quarter of 2008 as compared to $493,000 in the same period in 2007 was primarily due to increased FDIC premium assessments. In 2007, other noninterest expense was decreased by a reimbursement of legal fees of $72,000 made to the Company when it received payment in full of a loan on which interest had not been accrued since 2005. The repayment included all principal, interest that would have been earned by the Company over that time period and reimbursement for legal and other expenses incurred by the Company from its collection efforts.

Noninterest expense for the nine months ended September 30, 2008 was $11,002,000 compared with $9,038,000 for the same period of 2007, an increase of $1,964,000 or 22 percent. The increase is mainly due to the $572,000 non-cash charge recognized in the third quarter of 2008 for the Company’s indemnification obligation to Visa, Inc. For further discussion of the Company’s indemnification obligation to Visa, Inc. see page 24, Contractual Obligations and Commitments. Additionally, the increase in noninterest expense was partially due to an increase in salaries and benefits expense of $468,000, or 11 percent for the nine months ended September 30, 2008, as compared with the same period in 2007, primarily a result of the addition of approximately 12 FTE’s. The increase of $159,000, or 11 percent, in occupancy expense for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily due to costs associated with the opening of the Kent branch office in April 2008. Data processing increased $12,000 or 2 percent for the nine months ended September 30, 2008 as compared with the same period in 2007. Professional fees increased $94,000, or 36 percent for the nine months ended September 30, 2008 as compared with $262,000 for the same period in 2007, mostly attributable to loan legal fees. Marketing expense grew to $489,000 for the year-to-date period ended September 30, 2008 from $366,000 for the same period in 2007, an increase of $123,000 or 34 percent primarily due to the sponsorship of the Seattle Streetcar and related advertising which began in 2008. State revenue and sales tax expense for the first nine months of 2008 increased by $55,000 or 14 percent primarily due to increased revenues in 2008 as compared to the same period in 2007 related to the gain resulting from Visa, Inc.’s IPO recognized in the first quarter of 2008. The increase in other noninterest expense of $481,000 or 33 percent for the first nine months of 2008 as compared to the same nine months in 2007 is primarily related to an increase in FDIC insurance premiums, which grew $208,000 from the first nine months of 2007 to the same period in 2008. In 2007, other noninterest expense was partially offset by a reimbursement of legal fees of $72,000 made to the Company when it received full repayment of a loan on which no interest had been accrued since 2005. The repayment included all principal, interest that would have been earned by the Company over that time period and reimbursement for legal and other expenses incurred by the Company from its collection efforts.

Income tax expense

The Company recognized an income tax benefit of $57,000 during the third quarter of 2008, compared with income tax expense of $383,000 in the same quarter of 2007, a decrease of 115 percent, or $440,000. Income tax expense for the nine months ended September 30, 2008 was $1,499,000, compared to $1,047,000 for the same period of 2007, an increase of 43 percent or $452,000. The effective income tax rate for the third quarter of 2008 was 54 percent as compared with 32 percent for the same period in 2007. The effective tax rate for the nine months ended September 30, 2008 was 30 percent as compared to 32 percent for the same period in 2007.

Provision and Allowance for Loan Losses

Included in the results of operations for the quarters ended September 30, 2008 and 2007 is expense of $501,000 and $525,000, respectively, related to the provision for loan losses. The provision for loan losses for the nine months ended September 30, 2008 was $2,842,000 compared to $1,021,000 for the same period of 2007. The increase in the provision for loan losses was a result of an increase in the allowance allocated to impaired loans, an increase in net charge-offs, and as a result of loan growth.

FINANCIAL CONDITION

Loans

At September 30, 2008, loans totaled $422,521,000 compared to $375,428,000 at December 31, 2007, an increase of $47,093,000 or 13 percent.

At September 30, 2008, the Bank had $355,577,000 in loans secured by real estate, which includes loans primarily for a commercial purpose, secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of September 30, 2008 and December 31, 2007:

Types of Loans

(in thousands)	September 30, 2008	% of loans in each category to total loans	December 31, 2007	% of loans in each category to total loans
Commercial	$94,503	22	$89,146	24
Real estate:
Commercial	218,556	52	159,167	42
Construction	53,276	13	58,968	16
Residential 1-4 family	33,232	8	44,598	12
Consumer and other	22,954	5	23,549	6

Total	$422,521	100	$375,428	100

Allowance for Loan Losses

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at September 30, 2008, there can be no assurance that such losses will not exceed estimated amounts.

Over the past few months, significant deterioration in the national economy has become more apparent. To a lesser degree to date, the local economy is also showing signs of slowdown. Residential real estate sales volumes have declined and the housing prices have declined modestly in the Company’s market area. While net loan charge-offs and the provision for loan losses both increased quarter over quarter, the Company has not yet experienced broad-based credit quality deterioration in any segment of its loan portfolio. The Company recognizes, however, that further deterioration in the local economy could adversely affect cash flows for both commercial and individual borrowers. As a result, the Company could experience increases in problem assets, delinquencies, and losses on loans.

At September 30, 2008, the allowance for loan losses was $6,085,000 compared to $4,166,000 at December 31, 2007. The ratio of the allowance to total loans outstanding was 1.44 percent at September 30, 2008, and 1.11 percent at December 31, 2007.

In the following table, the allowance for loan losses at September 30, 2008 and December 31, 2007 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook, and other business considerations.

(in thousands)	September 30, 2008 Amount	% of Loans in Each Category to Total Loans	December 31, 2007 Amount	% of Loans in Each Category to Total Loans
Commercial	$1,872	22	$1,644	24
Real estate:
Commercial	1,766	52	1,526	42
Construction	1,827	13	663	16
Residential 1-4 family	255	8	42	12
Consumer and other	365	5	291	6

Total	$6,085	100	$4,166	100

% of Loan portfolio	1.44%		1.11%

This analysis of the allowance for loan losses should not be interpreted as an indication that chargeoffs will occur in these amounts or proportions, or that the allocation indicates future chargeoff trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

The following table summarizes activity in the allowance for loan losses and details the chargeoffs, recoveries and net loan losses by loan category.

(in thousands)	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Beginning Balance	$4,166	$2,784

Chargeoffs
Commercial	717	120
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	103	—
Consumer and other	166	40

Total charge-offs	986	160

Recoveries
Commercial	13	61
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	25	—
Consumer and other	25	4

Total Recoveries	63	65

Net chargeoffs/(recoveries)	923	95
Provision	2,842	1,021

Ending balance	$6,085	$3,710

Nonperforming loans at September 30, 2008 and December 31, 2007 were as follows:

(in thousands except ratio data)	September 30, 2008	December 31, 2007
Loans past due 90 days or more and still accruing	$20	$36
Loans accounted for on a nonaccrual basis	8,650	779
Nonperforming loans to allowance for loan losses	142.5%	19.6%
Nonperforming loans to total loans	2.05%	0.22%

A portion of the allowance for loan losses is allocated to impaired loans. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Information with respect to impaired loans and the related allowance for loan losses is as follows (in thousands):

	September 30, 2008	December 31, 2007
Impaired loans for which no allowance for loan losses was allocated	$4,314	$898
Impaired loans with an allocation of the allowance for loan losses	5,042	779

Total	$9,356	$1,677

Amount of the allowance for loan losses allocated	$1,758	$630

Impaired loans were $9,356,000 at September 30, 2008 as compared to $7,390,000 at June 30, 2008 and $1,677,000 at December 31, 2007. Of the $1,758,000 in allowance for loan losses allocated, $1,200,000 was charged off in October 2008. Accordingly, these charge-offs will be considered in the Company’s historical loss factors in future evaluations of the adequacy of the allowance for loan losses.

Investments

At September 30, 2008, investments totaled $14,629,000, an increase of $183,000 or 1 percent from $14,446,000 at December 31, 2007. The increase in investments was primarily due to net purchases of additional Federal Home Loan Bank (“FHLB”) stock totaling approximately $1,700,000 and two new securities totaling $3,000,000. These were mostly offset by maturities and principal payments on securities available-for-sale.

For more information regarding securities, see Note 3, “Securities” to the unaudited consolidated financial statements.

Deposits

At September 30, 2008, total deposits were $360,262,000, compared to $309,471,000 at December 31, 2007, a 16 percent increase. Noninterest-bearing deposits totaled $51,622,000 at September 30, 2008 compared to $59,458,000 at December 31, 2007, a decrease of $7,836,000 or 13 percent. Approximately $6,326,000 or 81 percent of the decrease was attributable to a decision made by PEMCO Financial Services Group (“PFS”) to move a portion of their deposit relationship away from the Company in 2008. Interest-bearing deposits totaled $308,640,000 at September 30, 2008, compared to $250,013,000 at December 31, 2007, an increase of $58,627,000 or 23 percent.

Approximately $41,566,000 or 71 percent of the net growth in interest-bearing deposits in the first nine months of 2008 was through the use of non-retail deposit sources, including brokered and bulletin board certificates of deposit. At September 30, 2008, brokered and bulletin board deposits balances totaled $136,792,000 compared with $95,226,000 on December 31, 2007.

Borrowings and Junior Subordinated Debt

At September 30, 2008, the Bank’s Federal Home Loan Bank advances were $59,725,000 compared to $69,910,000 at December 31, 2007, a 15 percent decrease. The decrease is attributable to net repayment of advances that matured during the period.

At September 30, 2008 and December 31, 2007 the Company had junior subordinated debt totaling $12,372,000. For discussion of trust preferred securities, see Note 6, “Junior Subordinated Debt” to the unaudited consolidated financial statements.

For discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 8, “Borrowings and Junior Subordinated Debt” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2007.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $28,708,000 at September 30, 2008, an increase of $3,030,000 or 12 percent over December 31, 2007. Current earnings were $3,511,000 and dividends paid were $505,000 for the nine months ended September 30, 2008. The change in unrealized losses on securities available-for-sale, net of deferred taxes, reduced stockholders’ equity by $31,000. Stockholders’ equity increased by $91,000 in common stock and surplus due to the recognition of stock option compensation expense, and by $206,000 in surplus from the exercise of 21,805 stock options in the first nine months of 2008.

Book value per share was $11.85 at September 30, 2008 and $10.65 at December 31, 2007. Book value per share is calculated by dividing total equity by total shares outstanding.

The following table displays the capital ratios at September 30, 2008 and December 31, 2007 for the Company and the Bank. Banking regulators require holding companies and banks to maintain certain minimum capital levels. As the table illustrates, the Bank’s capital ratios exceed those required for the Bank to be considered well-capitalized. On October 3, 2008, Congress approved and the President signed the Emergency Economic Stabilization Act of 2008 (the “Act”). The Troubled Assets Relief Program (“TARP”) is the heart of the Act and provides the Secretary of the Treasury the authority to purchase troubled assets from eligible financial institutions in an aggregate amount of up to $700 billion. Under the Act, the Treasury created the Capital Purchase Program (“CPP”) that enables the federal government to purchase equity in participating financial institutions to help restore credit markets. Application to participate in the CPP must be submitted by November 14, 2008. The Company is considering possible participation in the CPP.

(in thousands, except ratio data)	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008
Total capital (to risk-weighted assets)
Consolidated	$46,307	11.17%	$33,236	8.00%	N/A	N/A
Bank	45,504	11.02	33,137	8.00	$41,421	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	38,323	9.24	16,618	4.00	N/A	N/A
Bank	40,329	9.76	16,568	4.00	24,852	6.00
Tier 1 capital (to average assets)(1)
Consolidated	38,323	8.33	18,406	4.00	N/A	N/A
Bank	40,329	8.84	18,259	4.00	22,824	5.00

December 31, 2007
Total capital (to risk-weighted assets)
Consolidated	$41,977	11.24%	$29,877	8.00%	N/A	N/A
Bank	41,200	11.28	29,212	8.00	$36,515	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	33,951	9.09	4,938	4.00	N/A	N/A
Bank	37,034	10.14	14,606	4.00	21,909	6.00
Tier 1 capital (to average assets)(1)
Consolidated	33,951	8.19	16,585	4.00	N/A	N/A
Bank	37,034	8.97	16,518	4.00	20,647	5.00

(1)	Also referred to as the leverage ratio

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

At September 30, 2008, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $85,048,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.

The Company, as a Visa member bank, is obligated to indemnify Visa for certain litigation losses. In the fourth quarter of 2007, the Company recognized indemnification charges of $2,122,000 related to this obligation. A receivable was recorded to offset the litigation reserve in March 2008 when, upon completion of its IPO, Visa, Inc. established an escrow account to be used to settle certain litigation judgments and settlements. In October 2008, the Company received notice from Visa, Inc. that it had reached a settlement in principle with Discover Financial Services, and as a result of the settlement recorded additional indemnification charges and an increase in its litigation liability totaling $572,000. In addition, the Company recorded a reduction of $1,113,000 in the receivable it booked in March 2008 due to payments made by Visa to American Express that reduced its litigation liability. The Company currently owns approximately 129,000 shares of Visa, Inc. Class B common stock, which will convert into approximately 92,000 shares of Class A common stock using the current conversion rate. The Company expects that it will be able to record a gain that will fully offset the $572,000 indemnification charges when Visa adjusts the conversion rate between Class A and Class B Visa, Inc. shares of common stock, currently scheduled to occur in the fourth quarter of 2008. The Company expects that the shares it owns of Visa Inc., which are currently restricted, will be sufficient to cover any future possible litigation against Visa, Inc.

For additional information regarding off-balance sheet items, refer to Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2007.

The following table summarizes the Company’s significant contractual obligations and commitments (excluding commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements) at September 30, 2008:

(in thousands)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Federal Home Loan Bank advances	$28,000	$5,675	$17,050	$9,000	$59,725
Junior subordinated debt	—	—	—	12,372	12,372
Time Deposits	214,143	10,709	1,344	—	226,196
Operating leases	907	1,626	1,025	1,167	4,725

Total	$243,050	$18,010	$19,419	$22,539	$303,018

Liquidity

Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis.

Liquidity is provided in part by cash flows from operations. As indicated on the Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2008, contributed $2,476,000 to liquidity compared to $3,205,000 for the nine months ended September 30, 2007. In addition to cash and cash equivalents, asset liquidity is provided by the available-for-sale securities portfolio. Approximately 10 percent of the investment balances within this portfolio mature within one year. Funding needs are met through existing liquidity balances, deposit growth, FHLB advances and other borrowings, as well as the repayment of existing loans and the sale of loans.

Subject to the availability of eligible collateral and certain requirements, the Company’s credit line with the Federal Home Loan Bank (“FHLB”) is 30% of Bank assets or up to approximately $139,129,000 at current asset levels. At September 30, 2008, the Company had $59,725,000 in advances and an unused line of credit from FHLB of approximately $42,327,000 subject to the ability to pledge eligible collateral. The Company also has a total of $20,500,000 in Federal funds lines with four correspondent banks.

Through asset and liability management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors. Management utilizes various tools to manage its liquidity position including pro forma cash flow statements to identify any potential funding shortfalls or gaps. In addition, the Company has an established a Contingency Funding Plan, which identifies potential liquidity risks and details managements’ roles and responsibilities in the event of a liquidity stress situation.

In the opinion of management, liquid assets and available credit lines are considered adequate to meet anticipated cash flow needs for loan funding and depositor withdrawals. The recent turmoil in the credit markets did not have a direct impact on the Company’s liquidity management practices; access to the FHLB, the brokered deposit market, and our correspondent banks, remained open.

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended September 30, 2008 and 2007. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The analysis of the potential impact of rate on net interest income is indicated in the tables below.

Net interest income analysis as of September 30, 2008:

In thousands; rate changes in basis points (bp) = 1/100 of 1%.

IMMEDIATE RATE CHANGE	ANNUALIZED DOLLAR CHANGE IN NET INTEREST INCOME	PERCENT CHANGE
+200bp	(763)	(4.79)
+100bp	(407)	(2.55)
+ 50bp	(217)	(1.36)
- 50bp	183	1.15
-100bp	429	2.69
-200bp	415	2.61

The table above indicates, for example, that the estimated effect of an immediate 100 basis point increase in interest rates would decrease the Company’s net interest income by an estimated 2.55 percent or approximately $407,000. An immediate 100 basis point decrease in rates indicates a potential increase in net interest income by 2.69 percent or approximately $429,000.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2008. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

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

•	Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings and capital

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

•	We cannot predict the effect of the recently enacted federal rescue plan

Congress recently enacted the Emergency Economic Stabilization Act of 2008, which is intended to stabilize the financial markets, including providing funding of up to $700 billion to purchase troubled assets and loans from financial institutions. The legislation also increases the amount of deposit account insurance coverage from $100,000 to $250,000 for interest-bearing deposit accounts and non-interest bearing transaction accounts, the latter of which are fully insured until December 31, 2009. Most recently, the federal government agreed to invest $125 billion in preferred stock of nine U.S. financial institutions, and to make available up to another $125 billion for investment in preferred stock of other U.S. financial institutions, on certain terms and conditions. The full effect of this wide-ranging legislation on the national economy and financial institutions, particularly on mid-sized institutions like us, cannot now be predicted.

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

•	Further economic downturn in the market area we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio

The inability of borrowers to repay loans can erode our earnings. Substantially all of our loans are to businesses and individuals in the Seattle, Bellevue, Lynnwood, Federal Way, and Kent communities, and any further decline in the economy of this market area could impact us adversely. As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment.

•	Further tightening of the credit market may make it difficult to obtain available money to fund loan growth, which could adversely affect our earnings

A tightening of the credit market and the inability to obtain adequate money to fund continued loan growth may negatively affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Bank also relies on alternative funding sources through correspondent banking and a borrowing line with the FHLB to fund loans. In the event of a downturn in the economy, particularly in the housing market, these resources could be negatively affected, which would limit the funds available to the Bank.

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

•	The FDIC has increased deposit insurance premiums to rebuild and maintain the federal deposit insurance fund, which could have a material affect on earnings

Due to recent events and the state of the economy, the FDIC has significantly increased federal deposit insurance premiums beginning in the first quarter of 2009. The increase of these premiums will add to our cost of operations and could have a significant impact on the Company.

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

Dated: November 5, 2008

EVERGREENBANCORP, INC.

/s/ Gordon D. Browning
Gordon D. Browning
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)