Form 10-Q
period 2009-03-31
EVERGREENBANCORP INC
filed 2009-05-15
CIK 1143566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☑

Indicate by check mark whether the Registrant is a shell company (as identified in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding as of May 15, 2009: 2,544,819

No Preferred Stock was issued or outstanding.

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

March 31, 2009 and December 31, 2008

(in thousands, except share data)

	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$40,072	$8,042
Federal funds sold	105	5
Interest-bearing deposits in financial institutions	41	5,962

Total cash and cash equivalents	40,218	14,009
Federal Home Loan Bank certificates of deposit	827	325
Securities available-for-sale	8,451	9,586
Federal Home Loan Bank Stock	3,073	3,073

Total investments	12,351	12,984
Loans	424,322	422,671
Allowance for loan losses	(10,142)	(10,498)

Net loans	414,180	412,173
Premises and equipment	3,558	3,447
Other real estate owned	5,114	4,901
Bank owned life insurance	5,823	5,761
Interest in escrow of Visa stock	1,100	1,581
Accrued interest and other assets	6,751	6,762

Total assets	$489,095	$461,618

Liabilities
Deposits
Noninterest-bearing	48,954	50,044
Interest-bearing	338,007	308,846

Total deposits	386,961	358,890
Federal Home Loan Bank advances	64,825	64,825
Junior subordinated debt	12,372	12,372
Indemnification liabilities	1,100	1,581
Accrued expenses and other liabilities	2,626	2,900

Total liabilities	467,884	440,568
Commitments and Contingencies
Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 2,544,819 shares issued at March 31, 2009; 2,544,819 shares issued at December 31, 2008	22,750	22,720
Retained earnings (deficit)	(1,644)	(1,752)
Accumulated other comprehensive income	105	82

Total stockholders’ equity	21,211	21,050

Total liabilities and stockholders’ equity	$489,095	$461,618

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2009 and 2008

(in thousands, except per share data)

	March 31, 2009	March 31, 2008
Interest income
Loans, including fees	$6,102	$7,268
Taxable securities	78	112
Tax exempt securities	21	27
Federal funds sold and other	11	64

Total interest income	6,212	7,471
Interest expense
Deposits	2,200	2,538
Federal funds purchased	—	2
Federal Home Loan Bank advances	432	773
Junior subordinated debt	108	194

Total interest expense	2,740	3,507

Net interest income	3,472	3,964
Provision for loan losses	55	1,832

Net interest income after provision for loan losses	3,417	2,132
Noninterest income
Service charges on deposit accounts	243	312
Merchant credit card processing	14	24
Net earnings on bank owned life insurance	62	48
Gain on redemption and interest in escrow fund of Visa stock	—	5,587
Gain on sale of real estate owned	7	—
Other noninterest income	55	52

Total noninterest income	381	6,023
Noninterest expense
Salaries and employee benefits	1,633	1,449
Occupancy and equipment	625	510
Data processing	259	247
Professional fees	182	133
Marketing	42	64
State revenue and sales tax expense	117	182
Outside service fees	122	115
FDIC insurance	287	105
Other noninterest expense	423	449

Total noninterest expense	3,690	3,254

Income before income taxes	108	4,901

Income tax expense	—	1,494

Net income	$108	$3,407

Comprehensive income	$131	$3,484

Basic earnings per share	$0.04	$1.35

Diluted earnings per share	$0.04	$1.34

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2009, and 2008

(in thousands, except share and per share data)

	Common stock shares	Common stock and surplus	Retained earnings	Accumulated other comprehen- sive income/(loss)	Total stock- holders’ equity
Balance at January 1, 2008	2,508,244	$21,467	$3,972	$(3)	$25,436
Comprehensive income
Net income	—	—	3,407	—	3,407
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	77	77

Total comprehensive income					3,484
Cash dividends ($.067 per share)	—	—	(169)	—	(169)
Exercise of stock options	8,654	57			57
Stock options earned	—	33	—	—	33
Tax benefit from stock related compensation	—	19	—	—	19

Balance at March 31, 2008	2,516,898	$21,576	$7,210	$74	$28,860

	Common stock shares	Common stock and surplus	Retained deficit	Accumulated other comprehen- sive income	Total stock- holders’ equity
Balance at January 1, 2009	2,544,819	$22,720	$(1,752)	$82	$21,050
Comprehensive income
Net income	—	—	108	—	108
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	23	23

Total comprehensive income					131
Stock options earned	—	30	—	—	30

Balance at March 31, 2009	2,544,819	$22,750	$(1,644)	$105	$21,211

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2009 and 2008

(in thousands)

	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net income	$108	$3,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	329	248
Provision for loan losses	55	1,832
Gain on redemption of Visa stock	—	(3,465)
Interest in escrow fund of Visa stock	—	(2,122)
Amortization of premiums and discounts on securities	3	5
Net earnings on bank owned life insurance	(62)	(48)
Gain on sale of other real estate owned	(7)	—
Stock option compensation expense	30	33
Other changes, net	11	1,237

Net cash provided by operating activities	467	1,127
Cash flows from investing activities
Proceeds from sales, maturities and principal payments on securities available-for-sale	1,167	4,618
Purchases of securities available-for-sale	—	(1,665)
Purchase of Federal Home Loan Bank certificate of deposit	(502)	—
Net loan originations	(2,686)	(14,643)
Proceeds from sale of other real estate owned	132	—
Purchases of premises and equipment	(440)	(615)

Net cash used by investing activities	(2,329)	(12,305)
Cash flows from financing activities
Net increase in deposits	28,071	14,818
Proceeds from Federal Home Loan Bank advances	—	128,900
Repayments of Federal Home Loan Bank advances	—	(136,400)
Proceeds from the exercise of stock options	—	76
Dividends paid	—	(169)

Net cash provided by financing activities	28,071	7,225

Net increase in cash and cash equivalents	26,209	(3,953)
Cash and cash equivalents at beginning of period	14,009	22,382

Cash and cash equivalents at end of period	$40,218	$18,429

See accompanying notes to unaudited consolidated financial statements

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION

Note 1: Summary of Significant Accounting Policies

Organization. EvergreenBancorp, Inc. (“Bancorp”) was formed February 9, 2001 and is a Washington corporation chartered as a bank holding company. Bancorp holds all of the issued and outstanding shares of EvergreenBank (“the Bank”). The Bank is a Washington state chartered financial institution established in 1971 that engages in general commercial and consumer banking operations. Deposits in the Bank are insured to a maximum of $250,000 per depositor (in some instances insurance is unlimited, depending upon the type of account) by the Federal Deposit Insurance Corporation (“the FDIC”).

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

Principles of consolidation. The accompanying condensed consolidated financial statements include the combined accounts of Bancorp and the Bank for all periods reported. All significant intercompany balances and transactions have been eliminated. Per the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results of the interim periods presented have been included. Interim results are not necessarily indicative of results for a full year.

Critical accounting policies and use of estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified certain policies as being particularly sensitive in terms of judgments and the extent to which estimates are used. These policies relate to the determination of the allowance for loan losses on loans, income taxes, the status of contingencies and guarantees, and the fair value of financial instruments and are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, estimates and assumptions, material differences in the results of operations or financial condition could result.

Newly issued accounting pronouncements. In April 2009, the Financial Accounting Standards Board (“FASB”) issued three final Staff Positions (“FSP”s) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSP’s are effective for interim and annual periods ending after June 15, 2009 and are not expected to have a material effect on the financial statements of the Company.

Adoption of new accounting standards. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption on January 1, 2009, was not material.

In December 2007, the FASB issued Statement No. 141R, (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R replaces the current standard on business combinations and has significantly changed the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The impact of adoption on January 1, 2009 was not material.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard on January 1, 2009 was not material.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. (“FSP EITF 03-6-1”). This FASB Staff Position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of FASB Statement No. 128, Earnings Per Share. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends; please refer to Note 5: Earnings Per Share to the unaudited consolidated financial statements for further discussion of the Company’s adoption of this FSP.

Note 2: Regulatory Actions, Business Plan and Going Concern Considerations

Regulatory Actions:

On December 22, 2008, the Bank entered into a Supervisory Directive (“Directive”), effective as of the same date, with the Washington State Department of Financial Institutions (“DFI”). The Directive requires the Bank to, among other things: (1) improve asset quality, reduce classified assets, maintain an adequate allowance for loan losses and improve credit administration; (2) submit a strategic plan that outlines strategies for improving earnings, achieving certain levels of liquidity, returning to a “well-capitalized” status, and identifying additional sources of capital; (3) furnish quarterly progress reports regarding the Bank’s compliance with all provisions of the Directive; (4) receive prior consent of the DFI and the Federal Deposit Insurance Corporation (“FDIC”) before declaring or paying cash dividends; and (5) notify the DFI and FDIC in writing of any proposal of certain changes to directors or senior officers. The two quarterly progress reports were submitted on January 31, 2009 and April 30, 2009. The Bank has been advised by the FDIC that based upon its year-end results, the FDIC will be issuing a consent order that will replace the Directive.

On January 22, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of San Francisco (“FRB”). Under the MOU, the Company must, among other things: (1) obtain written approval from the FRB prior to declaring or paying any dividends between the Bank and the Holding Company; (2) not declare or pay any dividends, make any payments on trust preferred securities, or any other capital distributions, without the prior written approval of the FRB; (3) cease any distribution of interest, principal, or other sums on junior subordinated debentures; (4) receive consent from the FRB prior to incurring, increasing, renewing, or guaranteeing any debt; (5) receive consent from the FRB prior to issuing trust preferred securities; and (6) receive consent from the FRB prior to purchasing or redeeming any Company stock. The Company must furnish quarterly progress reports to the FRB regarding its compliance with the MOU. The two quarterly progress reports were submitted on January 31, 2009 and April 30, 2009. The MOU will remain in effect until modified or terminated by the FRB.

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

As a result of the asset quality deterioration and the significant provision for loan losses made during the fourth quarter of 2008, the Bank is no longer considered “well-capitalized”, as defined in FDIC regulations, as of December 31, 2008 and March 31, 2009. As a result, we are prohibited from using brokered deposits to meet our funding/liquidity needs as other deposits and brokered deposits mature, unless we first obtain a waiver from the FDIC. In addition, the Company is prohibited from offering deposit rates substantially above rates offered by similar financial institutions in its market. This has added significant strain on our liquidity position. As of March 31, 2009, the Bank had $130,875,000 in brokered deposits, of which $92,500,000 mature during the remainder of 2009. The maturities of these brokered deposits over the next four quarters are as follows: $31,500,000 in the second quarter of 2009; $31,200,000 in third quarter of 2009; $29,800,000 in fourth quarter of 2009 and $24,000,000 during the first quarter of 2010. Although the Bank is able to apply for a waiver from the FDIC to renew brokered deposits, it is uncertain if a waiver would be granted. In April 2009, the Bank resumed issuing certificates of deposit through an internet-based deposit listing service (“internet deposits”) in anticipation of using proceeds generated to replace brokered deposits as they mature. Between March 31, 2009 and May 13, 2009, the Bank obtained approximately $39,000,000 of funding through the issuance of internet deposits to replace the $31,500,000 in brokered deposits that matured or will mature during the second quarter of 2009 concurrently increasing cash and cash equivalents which were $40,218,000 at March 31, 2009 as compared to $14,009,000 at December 31, 2008.

We have been aggressively researching alternative resources to meet our liquidity needs and to maintain an adequate cash flow position to sustain operations of the Company. During the first quarter of 2009, the Bank pledged loan collateral to secure its existing line of credit with the FRB. As of March 31, 2009, the Company was eligible to borrow up to $50,000,000 from the FRB discount window.

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

Note 3: Stock options

Stock option and equity compensation plan. In April of 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April of 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000. In April 2006, the shareholders adopted the Second Amended 2000 Stock Option and Equity Compensation Plan which allows greater flexibility in the type of equity compensation to be awarded and to the terms of such awards. In April 2008, the shareholders adopted the Stock Option and Equity Compensation Plan (“Amended Plan”) which increased the number of shares available under the plan by 120,000. Up to 472,210 shares of common stock may be awarded under the Amended Plan. Awards available under the Amended Plan are subject to adjustment for all stock dividends and stock splits paid by the Company. As of March 31, 2009, approximately 152,711 shares of common stock were available for future grant under the Amended Plan.

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

All stock options and stock awards have been adjusted for all stock splits and dividends paid on the Company’s common stock, including the 5 percent stock dividend paid on the Company’s common stock in December 2008.

Stock options. All outstanding nonqualified stock options awarded to date to employees vest over a five-year period and expire after ten years from the date of grant. All outstanding nonqualified stock options awarded to date to directors vest over a three-year period and expire three years and three months from the date of grant.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses assumptions related to stock price volatility, option life, risk-free interest rates, and dividend yields. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Employee and management options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

During the first quarter of 2009, there were no options granted or exercised, and 593 options were forfeited. During the first quarter of 2008, there were no options granted or forfeited and 8,654 options were exercised.

A summary of activity in the stock option plan for the first quarter of 2009 follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at the beginning of the year	169,152	$9.82
Granted	—	—
Exercised	—	—
Forfeited	593	$13.40

Outstanding at the end of the period	168,559	$9.81	4.20 years	N/A

Exercisable at the end of the period	133,197	$8.90	3.56 years	N/A

Vested or expected to vest	160,131	$9.81	4.20 years	N/A

As of March 31, 2009, there was $74,000 of total unrecognized compensation cost related to outstanding stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 0.57 years.

Stock Awards. Restricted stock awards provide for the immediate issuance of shares of Company common stock to the recipient. In the event the shares are granted subject to certain conditions or vesting schedules, such shares are held in escrow until those conditions are met, or until such shares have vested. Recipients of restricted shares do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested, however, rights to dividends are forfeited upon forfeiture of the awards. The fair value of share awards is equal to the fair market value of the Company’s common stock on the date of grant.

There were no awards of restricted stock granted in the first quarter of 2008 or 2009.

A summary of the status of the Company’s nonvested awards as of March 31, 2009 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	31,126	$14.75
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2009	31,126	14.75

Vested or expected to vest	29,570	$14.75

As of March 31, 2009, there was $266,000 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.83 years.

Note 4: Securities

Investment securities available-for-sale include $2,795,000 in mortgage-backed securities at March 31, 2009. There were no sales of available-for-sale securities during the first quarter of 2009 and the first quarter of 2008.

Securities with unrealized losses at March 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2009

	Less than 12 Months		12 Months or More			Total Unrealized Loss
(in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value Unrealized Loss		Fair Value
Mortgage-backed securities and collateralized mortgage obligations	$—	$—	$169	$(1)	$169	$(1)

Total temporarily impaired	$—	$—	$169	$(1)	$169	$(1)

December 31, 2008
	Less than 12 Months		12 Months or More			Total Unrealized Loss
(in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Mortgage-backed securities and collateralized mortgage obligations	$—	$—	$1,334	$(5)	$1,334	$(5)

Total temporarily impaired	$—	$—	$1,334	$(5)	$1,334	$(5)

At March 31, 2009 and December 31, 2008, securities with unrealized losses have an aggregate depreciation of 0.6 percent and 0.4 percent, respectively, from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term market interest rates, and are expected to regain the lost value with stable or declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. The Company has the ability and intent to hold these securities until recovery, which may be maturity.

The scheduled maturities of securities available-for-sale at March 31, 2009 were as follows. Securities not due at a single maturity date are shown separately (in thousands):

	Fair Value
	March 31, 2009	December 31, 2008
Due in one year or less	$760	$755
Due after one year through five years	4,896	5,896
Due after five years through ten years	—	—

Total	5,656	6,651
Mortgage-backed securities and collateralized mortgage obligations	2,795	2,935

Total	$8,451	$9,586

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of common stock is as follows (in thousands, except share and per share data):

	Three months ended March 31,
	2009	2008
Income (numerator):
Net income	$108	$3,407
Net income allocated to participated stock awards	—	(1)

Net income available to common stock shareholders	$108	$3,406

Income (denominator):
Weighted average number of common stock shares outstanding - basic	2,575,945	2,531,103
Dilutive effect of outstanding stock options and nonvested stock awards	—	12,054

Weighted average number of common stock shares outstanding and assumed conversion - diluted	2,575,945	2,543,157
Basic earnings per share of common stock	$0.04	$1.35

Diluted earnings per share of common stock	$0.04	$1.34

On January 1, 2009, the Company adopted FSP EITF 03-6-1, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that require calculation of earnings per share under the “two-class” method as specified in SFAS No. 128, Earnings Per Share. The two-class method is an earnings allocation methodology that determines earnings per share separately for each class of stock and participating security. Participants in the Company’s equity compensation plan who are granted restricted stock are allowed to retain cash dividends paid on nonvested shares. Therefore, nonvested restricted stock awards qualify as participating securities under FSP EITF 03-6-1, and earnings per share must be calculated using the two-class method. The application of the two-class method resulted a $0.01 per share reduction in basic earnings per share for the quarter ended March 31, 2008. There was no change in the earnings per share for the quarter ended March 31, 2009.

For the diluted earnings per share calculation for the three month period ended March 31, 2009 all outstanding stock options were considered anti-dilutive. For the diluted earnings per share calculation for the three month period ended March 31, 2008 81,765 options were considered anti-dilutive.

Note 6: Retirement Benefits

The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15 percent of annual gross salary. For the first 6 percent, the Company contributes one dollar for each dollar the employee contributes; prior to 2009, the Company contributed two dollars for each dollar the employee contributed. Partial vesting of Company contributions to the plan begins at 20 percent after two years of employment, and such contributions are 100 percent vested with five years of employment. The Company recognized expense of $54,000 and $140,000 related to contributions to the plan for the quarters ended March 31, 2009 and 2008, respectively.

Note 7: Junior Subordinated Debt

In April 2007, the Company formed EvergreenBancorp Statutory Trust III (“Trust III”) a statutory trust formed under the laws of the State of Delaware. Trust III issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust III, the Company issued junior subordinated debentures to Trust III. The junior subordinated debentures are the sole assets of Trust III. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.65 percent (2.97 percent at March 31, 2009). The junior subordinated debentures are redeemable at par beginning in December 2012; the debentures will mature in June 2037, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods.

In November 2006, Bancorp formed EvergreenBancorp Statutory Trust II (“Trust II”) a statutory trust formed under the laws of the State of Connecticut. In November 2006, Trust II issued $7 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, Bancorp issued junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.70 percent (3.02 percent at March 31, 2009). The junior subordinated debentures are redeemable at par beginning in December 2011; the debentures will mature in December 2036, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Trust II under the preferred securities as set forth in such guarantee agreement.

Per the regulatory actions discussed in Note 2 to the consolidated financial statements, the Company has deferred payments on all junior subordinated debentures, effective with the March 15, 2009 payments. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters. As such, the deferral of interest does not constitute a default. During the period that the interest deferrals have been elected, the Company will continue to record the expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest is due and payable. The Company had accrued and unpaid interest totaling $126,000 at March 31, 2009.

Note 8: Fair Value

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2009:
Available for sale securities	$8,451	—	$8,451	—
Assets at December 31, 2008:
Available for sale securities	$9,586	—	$9,586	—

The following financial assets and liabilities were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2009:
Impaired loans	$14,636	—	—	$14,636
Assets at December 31, 2008:
Impaired loans	$16,197	—	—	$16,197

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $17,371,000 at March 31, 2009 as compared to $19,079,000 at December 31, 2008. The fair value of collateral is calculated using a third party appraisal. The valuation allowance for these loans was $2,735,000 at March 31, 2009 as compared to $2,882,000 at December 31, 2008. There was no additional provision for loan losses made during the quarter ended March 31, 2009 relating to impaired loans.

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2009:
Other real estate owned	$5,114	—	—	$5,114
Assets at December 31, 2008:
Other real estate owned	$4,901	—	—	$4,901

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s results of operations primarily depend on net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. The Company’s operating results are also affected by loan fees, service charges on deposit accounts, net merchant credit card processing fees, earnings from bank owned life insurance, and other noninterest income. Operating expenses of the Company include employee compensation and benefits, occupancy and equipment costs, data processing, professional fees, marketing, state and local taxes, federal deposit insurance premiums, and other administrative expenses.

The Bank’s results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.

The following discussion contains a review of the consolidated operating results and financial condition of the Company for the first quarter of 2009. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2008 and to the previous year ended December 31, 2008. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Forward Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond Bancorp’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, or the documents incorporated by reference:

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Item 1A. Please take into account that forward-looking statements speak only as of the date of this report or documents incorporated by reference. Bancorp does not undertake any obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved.

Further information concerning the Company and its business, including additional factors that could materially affect its financial results, is included in the Company’s filings with the Securities and Exchange Commission. Reports and additional information, including Company press releases, can be found on the Bancorp’s website at www.EvergreenBancorp.com.

RESULTS OF OPERATIONS

Overview

The profitability of the Company’s operations depends primarily on the net interest income from its banking operations and investment activities, the provision for losses on loans, noninterest income, noninterest expense, and income tax expense. Net interest income is the difference between the interest income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income includes service charges on deposit accounts, net merchant credit card processing fees, and earnings on bank owned life insurance. Noninterest expense includes operating costs such as salaries and employee benefits, occupancy and equipment, data processing, professional fees, marketing, state and local taxes, and other administrative expense.

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

Net Income

Three months ended March 31, 2009 and 2008

For the first quarter of 2009, the Company reported net income of $108,000 compared to $3,407,000 for the first quarter of 2008, a decrease of 97 percent. The primary reason for the decrease in net income was an increase in noninterest income in the first quarter of 2008 due to a gain totaling $5,587,000 that the Company realized as a result of Visa, Inc.’s initial public offering (“IPO”). Please refer to the section entitled “Noninterest Income/Expense” for further discussion of the gain resulting from Visa’s IPO. Net interest income decreased as a result of a drop in yields on average interest-bearing asset balances. These decreases were offset by a smaller provision for loan losses of $55,000 for the quarter ended March 31, 2009 as compared to $1,832,000 for the quarter ended March 31, 2008. For further discussion of the provision for loan losses please refer to the section entitled “Provision for Loan Losses.” Net income was further reduced by an increase in noninterest expense of $436,000 due to increases in salaries and benefits expense and a rise in FDIC insurance premiums.

Basic and diluted earnings per common share were $0.04 and $0.04, respectively, for the first quarter of 2009, compared to $1.35 and $1.34, respectively, for the same period one year ago.

For the first quarter of 2009, annualized return on average common equity and return on average assets was 2.04 percent and 0.09 percent, respectively, compared to 53.05 percent and 3.25 percent, respectively, for the same period one year ago.

Additional analysis of financial components is contained in the discussion that follows. Unless otherwise stated, comparisons are between the first quarter 2009 and 2008.

Net Interest Income and Net Interest Margin

The Company’s principal source of earnings is net interest income, which is the difference between interest income on loans, loan-related fee income, and investments and interest expense on deposits and borrowed funds. Several factors can contribute to changes in net interest income, such as changes in average balances or in the rates on earning assets and rates paid for interest-bearing liabilities, the level of noninterest-bearing deposits, and the level of nonaccrual loans and real estate owned.

Net interest income, before the provision for loan losses, was $3,472,000 for the first quarter of 2009, compared to $3,964,000 for the same period in 2008, a decrease of 12 percent. Interest income for the three months ended March 31, 2009 was $6,212,000 compared to $7,471,000 for the three months ended March 31, 2008, a decrease of $1,259,000 or 17 percent. The decrease in interest income was primarily due to the decline in the yield on average interest-earning assets. The average yield on interest-earning assets fell 190 basis points (“bp”) from 7.38 percent for the quarter ended March 31, 2008 to 5.48 percent for the quarter ended March 31, 2009. The decline in yield reflects the significant drop in interest rates that began in September 2007 and continues through March 31, 2009. Additionally, the Company experienced an increase in nonaccruing assets from March 31, 2008 to March 31, 2009, rising from $208,000 to $28,874,000, an increase of $28,666,000. Nonaccrual assets had the effect of lowering the yield earned on average loans by 34 bp. The decline in yield was partially offset by an increase of $54,949,000 or 13 percent in average interest-earning assets which totaled $462,042,000 for the quarter ended March 31, 2009 as compared with $407,093,000 for the same quarter in the prior year. The increase in average earning assets was primarily attributable to growth in the loan portfolio. Average loans rose from $383,358,000 for the three months ended March 31, 2008 to $423,516,000 for the same period in 2009.

Interest expense for the three months ended March 31, 2009 was $2,740,000 compared to $3,507,000 for the three months ended March 31, 2008, a decrease of $767,000 or 22 percent. Average rates paid on interest-bearing deposits decreased 125 bp from 3.96 percent for the three months ended March 31, 2008 to 2.71 percent for the same period in 2009. Average rates paid on Federal Home Loan Bank (“FHLB”) advances dropped 154 bp from an average of 4.25 percent for the first quarter of 2008 to 2.71 percent for the same period this year. In addition, rates paid on junior subordinated debt fell 273 bp from 6.28 percent in the first quarter of 2008 to 3.55 percent in the same period in 2009. The decrease in average rates was partially offset by an increase in average interest-bearing liabilities. Average interest-bearing deposits, increased from $257,118,000 for the quarter ended March 31, 2008 to $330,576,000 or 29 percent for the same period ended March 31, 2009. A significant portion of this increase was in brokered certificates of deposit, which increased $31,807,000 from March 31, 2008 to March 31, 2009. Average FHLB advances decreased $7,986,000 or 11 percent to $64,857,000 from the quarter ended March 31, 2008 to March 31, 2009.

The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 3.06 percent for the first three months of 2009 compared to 3.92 percent for the same period one year ago. The weighted average yield on interest-earning assets was 5.48 percent for the first three months of 2009 compared to 7.38 percent in the first quarter of 2008, a decrease of 190 bp. Interest expense as a percentage of average earning assets was 2.41 percent for the first three months of 2009 compared to 3.45 percent in the first quarter of 2008, a decrease of 104 bp. The greater decrease in the yields on interest-earning assets compared with the decrease in yields on interest-bearing liabilities caused compression of the net interest margin. This is primarily due to the Company’s interest-earning assets repricing more quickly than its interest-bearing liabilities as interest rates declined throughout 2008, as well as an increase in nonaccrual assets of $28,666,000 from March 31, 2008 to March 31, 2009.

Yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries are reviewed on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The following table shows the reconciliation between net interest income and the taxable-equivalent net interest income as of March 31, 2009 and March 31, 2008:

	March 31,
	2009	2008
	(in thousands, except ratio data)
Net Interest Margin
Interest income (GAAP)	$6,212	$7,471
Taxable-equivalent adjustment:
Loans	3	3
Investments	11	14

Interest income - FTE	6,226	7,488
Interest expense (GAAP)	2,740	3,507

Net interest income - FTE	$3,486	$3,981

Net interest income - (GAAP)	$3,472	$3,964

Average interest-earning assets	$462,042	$407,093
Net interest margin (GAAP)	3.05%	3.90%
Net interest margin - FTE	3.06%	3.92%

Noninterest Income/Expense

Noninterest income in the first quarter of 2009 was $381,000 compared to $6,023,000 in the same quarter of 2008, a decrease of $5,642,000 or 94 percent. The decrease was primarily due to the recognition of a gain totaling $5,587,000 resulting from Visa, Inc’s IPO that occurred in March 2008. This amount included a cash gain of $3,465,000 recorded from the mandatory redemption of a portion of the Company’s Visa shares. An additional non-cash gain of $2,122,000 was recorded as a result of Visa establishing an escrow account to cover certain litigation judgments and settlements that the Company had recorded in the fourth quarter of 2007.

Noninterest expense was $3,690,000 in the first quarter of 2009, compared to $3,254,000 in the same quarter of 2008, an increase of $436,000 or 13 percent. Salaries and benefits expense increased $184,000 or 13 percent due to the addition of approximately 15 full time equivalent employees (“FTE’s”) from the first quarter of 2008 to March 31, 2009. Expense related to FDIC insurance premiums totaled $287,000 for the first quarter of 2009, an increase of $182,000 or 173 percent from the first quarter of 2008 to the same quarter in 2009. Further increases in assessment expense are anticipated as a result of recent FDIC rulings to raise deposit insurance assessments in order to replenish the deposit insurance fund. Occupancy and equipment expense rose $115,000 or 23 percent as a result of relocating two branches in April 2009.

Income tax expense

The Company did not recognize income tax expense in the first quarter of 2009; instead a nominal reduction of the tax valuation allowance was recorded. The approximately $2,300,000 valuation allowance was initially recorded in the fourth quarter of 2008 as a result of the conclusion that it was more likely than not that the Company’s deferred tax asset would not be realized. In the first quarter of 2008, the Company recognized income tax expense of $1,494,000. The effective income tax rate for the first quarter of 2008 was 30 percent.

Provision for Loan Losses

In the fourth quarter of 2008, the Company recognized $9,000,000 in provision for loan loss expense, which was not only a result of significant net chargeoffs and increases in nonperforming/impaired loans, but also due to underlying trends in the portfolio, including a large increase in classified credits (non-impaired loans that were partially a result of subsequent events occurring after December 31, 2008 were considered in our 2008 year end allowance for loan loss analysis). As a result of this large provision, the Company’s allowance for loan losses increased to 2.48 percent of total loans and the general portion (SFAS 5) of the allowance for loan losses increased to 1.80 percent of total loans.

During the first quarter of 2009, impaired loans increased to $30,455,000 as compared to $25,616,000 at December 31, 2008. This increase was primarily due to a migration of classified loans at December 31, 2008 to impaired loans at March 31, 2009. In addition, the Company had net chargeoffs during the first quarter of $411,000, which included chargeoffs of some impaired loans and other classified loans. Although impaired loans and net chargeoffs increased during the quarter, the provision for loan losses for the first quarter of 2009 totaled $55,000, as the Company had already provided for these classified loans during the fourth quarter of 2008 as a part of the SFAS 5 portion of the allowance for loan losses.

The SFAS 5 component of the allowance for loan losses at March 31, 2009 was 1.75 percent of total loans as compared to 1.80 percent at December 31, 2008. The slight decline is due to chargeoffs, the migration of some classified loans to impaired loans, and changes in historical chargeoffs.

The provision for loan losses for the quarter ended March 31, 2008 was $1,832,000, which was primarily due to increased allowance allocated to impaired loans, net chargeoffs during the quarter, and adjustments made to the general reserve for the increased risk inherent in the loan portfolio due to the negative trends results from the continued deterioration of the national and local economy.

Please refer to Financial Condition, “Allowance for Loan Losses” for further discussion of the provision for loan losses.

FINANCIAL CONDITION

Loans

At March 31, 2009, loans totaled $424,322,000 compared to $422,671,000 at December 31, 2008, an increase of $1,651,000 or 0.4 percent.

At March 31, 2009, the Bank had $360,122,000 in loans secured by real estate, which includes loans primarily for a commercial purpose, secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically maintains loan-to-value ratios of no greater than 80 percent.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of March 31, 2009 and December 31, 2008:

Types of Loans

(in thousands)	March 31, 2009	% of loans in each category to total loans	December 31, 2008	% of loans in each category to total loans
Commercial	$89,187	21%	$94,190	22%
Real estate:
Commercial	196,095	46	169,754	40
Construction	84,306	20	99,484	24
Residential 1-4 family	34,111	8	33,961	8
Consumer and other	20,623	5	25,282	6

Total	$424,322	100%	$422,671	100%

Allowance for Loan Losses

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at March 31, 2009, there can be no assurance that such losses will not exceed estimated amounts.

At March 31, 2009, the allowance for loan losses was $10,142,000 compared to $10,498,000 at December 31, 2008. The ratio of the allowance to total loans outstanding was 2.39 percent at March 31, 2009 and 2.48 percent at December 31, 2008.

In the following table, the allowance for loan losses at March 31, 2009 and December 31, 2008 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook and other business considerations.

(in thousands)	March 31, 2009	% of loans in each category to total loans	December 31, 2008	% of loans in each category to total loans
Commercial	$3,163	21	$3,272	22
Real estate:
Commercial	2,824	46	3,104	40
Construction	3,019	20	3,042	24
Residential 1-4 family	640	8	600	8
Consumer and other	496	5	480	6

Total	$10,142	100	$10,498	100

% of Loan portfolio	2.39%		2.48%

This analysis of the allowance for loan losses should not be interpreted as an indication that chargeoffs will occur in these amounts or proportions, or that the allocation indicates future chargeoff trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

The following table summarizes activity in the allowance for loan losses and details the chargeoffs, recoveries and net loan losses by loan category.

(in thousands)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Beginning Balance	$10,498	$4,166
Chargeoffs:
Commercial	22	551
Real estate:
Commercial	23	—
Construction	64	—
Residential 1-4 family	272	—
Consumer and other	123	207

Total chargeoffs	504	758
Recoveries:
Commercial	61	6
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	—	10
Consumer and other	32	15

Total Recoveries	93	31

Net chargeoffs/(recoveries)	411	727
Provision	55	1,832

Ending balance	$10,142	$5,271

Nonperforming loans at March 31, 2009 and December 31, 2008 were as follows:

(in thousands except ratio data)	March 31, 2009	December 31, 2008
Loans past due 90 days or more and still accruing	$722	$1,185
Loans accounted for on a nonaccrual basis	28,874	22,782
Nonperforming loans to allowance for loan losses	291.8%	228.3%
Nonperforming loans to total loans	6.97%	5.67%

Non-performing loans were $29,596,000 at March 31, 2009 as compared to $23,967,000 at December 31, 2008. Non-performing loans to total loans ratio stood at 6.97 percent at March 31, 2009 as compared to 5.67 percent at December 31, 2008.

A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows (in thousands):

	March 31, 2009	December 31, 2008
Impaired loans for which no allowance for loan losses was allocated	$13,084	$6,537
Impaired loans with an allocation of the allowance for loan losses	17,371	19,079

Total	$30,455	$25,616

Amount of the allowance for loan losses allocated	$2,735	$2,882

Investments

At March 31, 2009, investments totaled $8,451,000, a decrease of $1,135,000 or 12 percent from $9,586,000 at December 31, 2008. The decrease in investments was primarily due to approximately $1 million in U.S. agencies that were called in February 2009.

For more information regarding securities see Note 4: Securities to the unaudited consolidated financial statements.

Deposits

At March 31, 2009, total deposits were $386,961,000, compared to $358,890,000 at December 31, 2008, an 8 percent increase. Noninterest-bearing deposits totaled $48,954,000 at March 31, 2009 compared to $50,044,000 at December 31, 2008, a decrease of 2 percent. Interest-bearing deposits totaled $338,007,000 at March 31, 2009, compared to $308,846,000 at December 31, 2008, an increase of $29,161,000, or 9 percent. Approximately $5,721,000 or 20 percent of the net growth in interest-bearing deposits in the first quarter of 2009 was through the use of non-retail deposit sources, including brokered and internet bulletin board certificates of deposit.

As of March 31, 2009, the Bank had $130,875,000 in brokered deposits. These deposits mature as follows: $31,500,000 in the second quarter of 2009; $31,200,000 in third quarter of 2009; $29,800,000 in fourth quarter of 2009, $24,000,000 during the first quarter of 2010, and approximately $14,000,000 thereafter. As discussed in Note 2, the Bank is unable to rollover, renew or issue any new brokered deposits unless a waiver is granted by the FDIC. In April 2009, the Bank resumed issuance of internet bulletin board certificates of deposit using an internet-based deposit listing service in order to replace maturing brokered certificates of deposit. Between March 31, 2009 and May 13, 2009, the Bank obtained approximately $39,000,000 of funding through the issuance of internet deposits to replace the $31,500,000 in brokered deposits that matured or will mature during the second quarter of 2009.

Borrowings and Junior Subordinated Debt

At March 31, 2009 and December 31, 2008, the Bank’s Federal Home Loan Bank advances totaled $64,825,000.

At March 31, 2009 and December 31, 2008, the Company had junior subordinated debt totaling $12,372,000. For further discussion of trust preferred securities, see Note 7: Junior Subordinated Debt to the unaudited consolidated financial statements.

For discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 10: Borrowings and Junior Subordinated Debt to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2008.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $21,211,000 at March 31, 2009 an increase of $161,000 or 0.7 percent from December 31, 2008. Current earnings were $108,000 and no dividends were paid for the three months ended March 31, 2009. The change in unrealized losses on securities available-for-sale, net of deferred taxes, increased total stockholders’ equity by $23,000. Equity increased by $30,000 in common stock and surplus due to the recognition of stock compensation costs relating to SFAS 123R expense.

Book value per share was $8.33 at March 31, 2009 and $8.27 at December 31, 2008. Book value per share is calculated by dividing total equity by total shares outstanding.

As discussed in Note 2: Regulatory Actions, Business Plan, and Going Concern Considerations to the unaudited consolidated financial statements, as a result of the losses incurred in 2008, the Bank is no longer categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios set forth in the table. The following table displays the capital amounts and ratios at March 31, 2009 and December 31, 2008 for the Company and the Bank.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized Under the Prompt Corrective Action Provisions
(in thousands, except ratio data)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Total capital (to risk-weighted assets)
Consolidated	$38,730	9.33%	$33,215	8.00%	N/A	N/A
Bank	38,237	9.22	33,193	8.00	$41,491	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	28,143	6.78	16,608	4.00	N/A	N/A
Bank	32,989	7.95	16,596	4.00	24,895	6.00
Tier 1 capital (to average assets)(1)
Consolidated	28,143	5.74	19,600	4.00	N/A	N/A
Bank	32,989	6.91	19,102	4.00	23,877	5.00
December 31, 2008
Total capital (to risk-weighted assets)
Consolidated	$38,720	9.10%	$34,023	8.00%	N/A	N/A
Bank	38,055	8.96	33,994	8.00	$42,492	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	27,957	6.57	17,011	4.00	N/A	N/A
Bank	32,679	7.69	16,997	4.00	25,495	6.00
Tier 1 capital (to average assets)(1)
Consolidated	27,957	6.03	18,536	4.00	N/A	N/A
Bank	32,679	7.05	18,548	4.00	23,185	5.00

(1)	Also referred to as the leverage ratio

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

At March 31, 2009, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $59,063,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.

The Company, as a Visa member bank, is obligated to indemnify Visa for certain litigation losses. The Company expects that the shares it owns of Visa Inc., which are currently restricted, will be sufficient to cover any future possible litigation against Visa, Inc.

For additional information regarding off-balance sheet items, refer to Note 18: Commitments and Contingencies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2008.

The following table summarizes the Company’s significant contractual obligations and commitments at March 31, 2009:

(in thousands)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Federal Home Loan Bank advances	$34,775	$5,000	$16,050	$9,000	$64,825
Junior subordinated debt	—	—	—	12,372	12,372
Time deposits	205,226	24,657	1,589	—	231,472
Operating leases	860	1,647	958	981	4,446

Total	$240,861	$31,304	$18,597	$22,353	$313,115

Liquidity

Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liability management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.

In addition to drawing upon cash and cash equivalents balances, liquidity may be provided by the sale of unpledged securities in our available-for-sale securities portfolio. Liquidity is also derived by growth in retail and non-retail deposits, including CD deposits obtained through internet-based CD listing services, borrowings, and maturities and sales of loans.

As of May 13, the Company had cash, cash equivalents and investment securities totaling $62,583,000. Year-to-date, the Company has experienced strong retail deposit growth and has been able to attract substantial amounts of internet deposits from financial institutions across the country, at competitive rates, in a variety of maturities.

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended March 31, 2009 and 2008. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The analysis of the potential impact of rate on net interest income is indicated in the table below.

Net interest income analysis as of March 31, 2009:

In thousands; rate changes in basis points (bp) = 1/100 of 1%.

IMMEDIATE RATE CHANGE	ANNUALIZED DOLLAR CHANGE IN NET INTEREST INCOME	PERCENT CHANGE
+200bp	$(1,114)	(7.83)%
+100bp	(590)	(4.15)
+ 50bp	(268)	(1.88)
- 50bp	422	2.96
-100bp	449	3.16
-200bp	845	5.94

The table above indicates, for example, that the estimated effect of an immediate 100 basis point increase in interest rates would decrease the Company’s net interest income by an estimated 4.15 percent or approximately $590,000. An immediate 100 basis point decrease in rates indicates a potential increase of net interest income by 3.16 percent or approximately $449,000.

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

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2008, management identified the following material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with its audit of the Company’s consolidated financial statements for the year ended December 31, 2008, the Company’s independent registered public accounting firm advised the Board of Directors, the Audit Committee and Management of certain significant internal control deficiencies that they consider to be, individually and in the aggregate, a material weakness. The following material weakness has been identified.

Our independent registered public accounting firm and a third party loan review firm identified several large loan relationships that warranted loan classification downgrades, including some that were identified as impaired. As a result, our fourth quarter provision for loan losses and related allowance for loan losses was significantly increased. The significant increase in our provision for loan losses resulted in a net loss for the year, and therefore, a deferred tax valuation allowance was also required. As a result of these adjustments and corrections, it was determined by our management that our company did not maintain effective internal control over financial reporting for accounting for these significant estimates as our controls and processes in place were not designed and implemented to ensure that entries were recorded in accordance with United States generally accepted accounting principles and that there were departures from United States generally accepted accounting principles.

As discussed below in “Remediation of Previously Reported Material Weaknesses,” we have taken steps to remediate these material weaknesses as of March 31, 2009.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon, and as of the date of that evaluation, and because we are continuing to remediate the material weaknesses described above, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

Remediation of Previously Reported Material Weaknesses

We are in the process of remediating the aforementioned material weaknesses, and are implementing the following:

•

Implementing more specific policies and procedures to identify and evaluate problem credits, troubled debt restructurings and impaired loans, at least on a quarterly basis. Those policies and procedures will provide more specificity as to methodologies to be applied in identifying impaired loans, collateral dependent loans, valuations of collateral, and circumstances when new appraisals should be obtained.

•

Strengthened internal audit and external loan review functions to monitor the identification of problem credits and impaired loans. This strengthening includes enhanced policies and controls to also identify interest reserves and fee deferrals in conjunction with the problem credits and impaired loans, and validate that they are correctly recorded.

•	Expanded quarterly calculation of allowance for loan losses to include more narrative and supporting material to fully comport with regulatory guidance and GAAP.

•

Implemented quarterly reporting by Company management to the Board of Directors relating to results of procedures to identify problem credits, impaired loans, valuation of OREO, bases for valuations of these loans and related assets, and the allowance for loan losses.

Changes in Internal Control Over Financial Reporting

Management has implemented changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 as further described above in “Remediation of Previously Reported Material Weaknesses.”

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

Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. These types of loans also typically are larger than residential real estate loans. Commercial and commercial real estate loans comprised 67 percent of the Company’s total loan portfolio as of March 31, 2009. Further deterioration in the local economy could adversely affect cash flows for both commercial and individual borrowers, thus causing the Company to experience increases in problem assets, delinquencies, and losses on loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans, including construction loans, with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in: a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan chargeoffs, which could have an adverse impact on our results of operations and financial condition.

•	We have a high level of nonperforming assets which has required us to significantly increase our allowance for loan losses.

We experienced a substantial increase in nonperforming assets from March 31, 2008 to March 31, 2009, resulting in increases in our allowance for loan losses. These increases were a result of the declining real estate market, which directly affects us due to our concentration in commercial real estate, and construction lending. If the economy continues to decline, there can be no assurance that there may not be a further increase in nonperforming assets in the future.

•	Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings and capital.

We maintain an allowance for loan losses in an amount that we believe is adequate to provide for probable incurred losses in the portfolio. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that have not been identified as nonperforming or potential problem loans, but that may result in losses nonetheless. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance. Furthermore, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan chargeoffs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

•	The Bank is heavily dependent on brokered deposits as a funding source.

The inability to accept, renew, or roll over brokered deposits will put a severe strain on the Bank’s liquidity. In that regard, because the Bank has fallen below the 10% well-capitalized requirement, we are prohibited under FDIC regulations from renewing, accepting or replacing brokered certificates of deposit without receiving a waiver from the FDIC which is highly problematic at this time. At March 31, 2009, the Bank had deposits of approximately $386,961,000, of which 34 percent were comprised of brokered deposits. As of March 31, 2009, the Bank had $130,875,000 in brokered deposits, of which $92,500,000 mature during the remainder of 2009. The maturities of these brokered deposits over the next four quarters are as follows: $31,500,000 in the second quarter of 2009; $31,200,000 in third quarter of 2009; $29,800,000 in fourth quarter of 2009 and $24,000,000 during the first quarter of 2010. Although the Bank has the ability to apply for a waiver from the FDIC to renew brokered deposits, it is uncertain if the waiver would be granted. Because of this uncertainty and its impact on liquidity, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

•	The Company’s independent registered public accounting firm identified material weaknesses in the Company’s internal controls over financial reporting.

During its audit for fiscal year December 31, 2008, the Company’s accountants identified adjustments and corrections during the fourth quarter of 2008 that were identified as material weaknesses in the Company’s internal control over financial reporting. Management recognizes these material weaknesses identified and has begun to implement policies and procedures to identify and evaluate problem credits, troubled debt restructuring and impaired loans at least on a quarterly basis; strengthen internal audit and external loan review to monitor problem credits and impaired loans; expand quarterly calculation for loan losses; and regular reporting of results to the Board. There is no assurance that the implementation of such actions will be successful in the remediation of such material weaknesses.

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

A further tightening of the credit market and the inability to obtain adequate money to fund continued loan growth may negatively affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Bank also relies on alternative funding sources through correspondent banking, brokered certificates of deposit, and a borrowing line with the Federal Home Loan Bank of Seattle (“FHLB”) to fund loans. A continued downturn in the economy, particularly in the housing market, could negatively affect these resources, which would limit the funds available to the Bank.

•	The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund and we may separately incur state statutory assessments in the future.

Based on recent events and the state of the economy, the FDIC has increased regular federal deposit insurance premiums. The increase of these premiums will add to our cost of operations and could have a significant impact on the Bank. New rules governing deposit insurance premiums went into effect on April 1, 2009. These new rules are intended to make assessments more balanced by requiring riskier institutions to pay a larger share. In addition, the FDIC recently adopted rules charging even higher premiums to those institutions, like the Bank, which have a high proportion of brokered deposits.

On February 27, 2009, the FDIC adopted an interim rule imposing an emergency special assessment of 20 basis points on insured institutions, and granting the FDIC the authority to impose an additional emergency special assessment after June 30, 2009 of up to 10 basis points if necessary. Based on the Bank’s March 31, 2009 deposits subject to FDIC insurance assessments, the 20 basis point special assessment could be approximately $779,000. Subject to the passing of certain legislation authorizing increased FDIC borrowing from the Treasury, the FDIC indicated that it would decrease the special assessment, however there can be no assurance that this will occur. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases or special assessments in order to replenish the fund.

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

In early 2009, Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program which establishes a public-private investment fund for the purchase of troubled assets, and expands the Term Asset-Backed Securities Loan Facility.

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

Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. We cannot make assurances that we can minimize our interest rate risk. In addition, interest rates also affect the amount of money we can lend. When interest rates rise, the cost of borrowing also increases. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business and prospects. We assess rate risk by various means including analysis of financial data and by modeling the impact of rate changes on financial performance. Current information suggests that the Company is slightly “liability-sensitive,” suggesting that rising interest rates may tend to decrease net interest income and that falling interest rates would have the opposite effect.

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

Dated: May 15, 2009

EVERGREENBANCORP, INC.

/s/ Gordon D. Browning
Gordon D. Browning
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)