Form 10-Q
period 2009-06-30
EVERGREENBANCORP INC
filed 2009-08-19
CIK 1143566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding as of August 18, 2009: 2,544,819 shares

No Preferred Stock was issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008

(in thousands, except share data)

	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$4,564	$8,042
Federal funds sold	104	5
Interest-bearing deposits in financial institutions	47,611	5,962

Total cash and cash equivalents	52,279	14,009
Federal Home Loan Bank certificates of deposit	328	325
Securities available-for-sale	46,258	9,586
Federal Home Loan Bank stock	3,073	3,073

Total investments	49,659	12,984
Loans	401,147	422,671
Allowance for loan losses	(19,008)	(10,498)

Net loans	382,139	412,173
Premises and equipment	3,604	3,447
Other real estate owned	5,701	4,901
Bank owned life insurance	5,887	5,761
Accrued interest and other assets	7,226	8,343

Total assets	$506,495	$461,618

Liabilities
Deposits
Noninterest-bearing	$50,792	$50,044
Interest-bearing	372,874	308,846

Total deposits	423,666	358,890
Federal Home Loan Bank advances	64,425	64,825
Junior subordinated debt	12,372	12,372
Accrued expenses and other liabilities	3,872	4,481

Total liabilities	504,335	440,568

Commitments and Contingencies

Stockholders’ equity
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 2,544,819 shares issued and outstanding at June 30, 2009 and December 31, 2008	22,779	22,720
Retained deficit	(20,734)	(1,752)
Accumulated other comprehensive income	115	82

Total stockholders’ equity	2,160	21,050

Total liabilities and stockholders’ equity	$506,495	$461,618

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Three month and six month periods ended June 30, 2009 and 2008

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$5,895	$6,820	$11,997	$14,088
Taxable securities	111	115	189	227
Tax exempt securities	21	25	43	52
Federal funds sold and other	23	43	34	107

Total interest income	6,050	7,003	12,263	14,474
Interest expense
Deposits	2,073	2,237	4,273	4,775
Federal funds purchased	—	1	—	3
Federal Home Loan Bank advances	436	718	868	1,491
Junior subordinated debt	89	136	197	330

Total interest expense	2,598	3,092	5,338	6,599

Net interest income	3,452	3,911	6,925	7,875
Provision for loan losses	18,200	509	18,255	2,341

Net interest income (loss) after provision for loan losses	(14,748)	3,402	(11,330)	5,534

Noninterest income
Service charges on deposit accounts	245	290	488	602
Merchant credit card processing	18	23	32	47
Net earnings on bank owned life insurance	64	58	126	106
Gain on redemption and interest in escrow fund of Visa stock	—	—	—	5,587
Other noninterest income	60	37	121	91

Total noninterest income	387	408	767	6,433
Noninterest expense
Salaries and employee benefits	1,673	1,625	3,306	3,074
Occupancy and equipment	562	580	1,187	1,090
Data processing	301	223	560	470
Indemnification charges	255	—	255	—
Write down on other real estate owned	566	—	566	—
Professional fees	146	86	328	219
Marketing	59	303	102	367
State revenue and sales tax expense	92	140	209	322
FDIC insurance	474	57	761	162
Outside service fees	130	130	259	245
Other noninterest expense	472	454	886	903

Total noninterest expense	4,730	3,598	8,419	6,852

Income (loss) before income taxes	(19,091)	212	(18,982)	5,115

Income tax expense	—	60	—	1,556

Net income (loss)	$(19,091)	$152	$(18,982)	$3,559

Total comprehensive income (loss)	$(19,081)	$13	$(18,949)	$3,497

Basic earnings (loss) per share	$(7.41)	$0.06	$(7.37)	$1.40

Diluted earnings (loss) per share	$(7.41)	$0.06	$(7.37)	$1.39

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2009, and 2008

(in thousands, except share and per share data)

	Common stock shares	Common stock and surplus	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at January 1, 2008	2,508,244	$21,467	$3,972	$(3)	$25,436

Comprehensive income
Net income	—	—	3,559	—	3,559
Change in net unrealized loss on securities available-for-sale, net of reclassification and tax effects	—	—	—	(62)	(62)

Total comprehensive income					3,497
Cash dividends ($.133 per share)	—	—	(337)	—	(337)
Exercise of stock options	19,777	141	—	—	141

Tax benefit from stock related compensation	—	33	—	—	33
Stock awards forfeited	(1,365)	—	—	—	—
Stock options earned	—	67	—	—	67

Balance at June 30, 2008	2,526,656	$21,708	$7,194	$(65)	$28,837

	Common stock shares	Common stock and surplus	Retained deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at January 1, 2009	2,544,819	$22,720	$(1,752)	$82	$21,050

Comprehensive loss
Net loss	—	—	(18,982)	—	(18,982)
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	33	33

Total comprehensive loss					(18,949)
Stock options earned	—	59	—	—	59

Balance at June 30, 2009	2,544,819	$22,779	$(20,734)	$115	$2,160

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2009, and 2008

(in thousands)

	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net income (loss)	$(18,982)	$3,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	551	541
Provision for loan losses	18,255	2,341
Gain on redemption of Visa stock	—	(3,465)
Interest in escrow fund of Visa stock Indemnification charges	— 255	(2,122 —)
Amortization of premiums and discounts on securities	16	13
Net earnings on bank owned life insurance	(126)	(106)
Net loss on sale of real estate owned	(7)	—
Write down on real estate owned	339	—
Stock option compensation expense	59	67
Other changes, net	189	1,613

Net cash from or (used in) operating activities	549	2,441

Cash flows from investing activities
Proceeds from maturities and principal payments on securities available-for-sale	3,917	4,349
Purchases of securities available-for-sale	(40,555)	(5,217)
Proceeds from redemption of Visa stock	—	3,465
Net loan originations	10,137	(36,480)
Proceeds from the sale of real estate owned	554	—
Purchases of premises and equipment	(708)	(1,170)

Net cash provided by (used in) investing activities	(26,655)	(35,053)

Cash flows from financing activities
Net increase in deposits	64,776	10,976
Proceeds from Federal Home Loan Bank advances	—	208,600
Repayments of Federal Home Loan Bank advances	(400)	(188,785)
Proceeds from the exercise of stock options	—	141
Dividends paid	—	(337)

Net cash from financing activities	64,376	30,595

Net increase (decrease) in cash and cash equivalents	38,270	(2,017)

Cash and cash equivalents at beginning of year	14,009	22,382

Cash and cash equivalents at end of period	$52,279	$20,365

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

Critical accounting policies and use of estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified certain policies as being particularly sensitive in terms of judgments and the extent to which estimates are used. These policies relate to the determination of the allowance for loan losses on loans, income taxes, the status of contingencies and guarantees, and the fair value of financial instruments and are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, estimates and assumptions, material differences in the results of operations, or financial condition could result. The Company has evaluated subsequent events for potential recognition and/or disclosure through August 19, 2009.

Newly issued accounting pronouncements. In June 2009, the FASB issued FASB Statement No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have a material impact on the Company.

In June 2009, the FASB issued the following two standards which change the way entities account for securitizations and special-purpose entities:

•	FASB Statement No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”);

•	FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).

SFAS 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standards will require a number of new disclosures. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS 166 and SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption of SFAS 166 and SFAS 167 is not expected to have a material impact upon the Company.

Adoption of new accounting standards. In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides:

•

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this pronouncement did not have a material impact on the Company.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 8: Fair Value.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1— Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). This FASB Staff Position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of FASB Statement No. 128, Earnings Per Share. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends; please refer to Note 5: Earnings (Loss) Per Share to the unaudited consolidated financial statements for further discussion of the Company’s adoption of this FSP.

Note 2: Regulatory Actions, Business Plan and Going Concern Considerations

Regulatory Actions:

On December 22, 2008, the Bank entered into a Supervisory Directive (“Directive”), effective as of the same date, with the Washington State Department of Financial Institutions (“DFI”). The Directive requires the Bank to, among other things: (1) improve asset quality, reduce classified assets, maintain an adequate allowance for loan losses and improve credit administration; (2) submit a strategic plan that outlines strategies for improving earnings, achieving certain levels of liquidity, returning to a “well-capitalized” status, and identifying additional sources of capital; (3) furnish quarterly progress reports regarding the Bank’s compliance with all provisions of the Directive; (4) receive prior consent of the DFI and the Federal Deposit Insurance Corporation (“FDIC”) before declaring or paying cash dividends; and (5) notify the DFI and FDIC in writing of any proposal of certain changes to directors or senior officers. The most recent progress report was submitted on July 31, 2009. The Bank has been advised by the FDIC that based upon its financial results and as a result of a recent safety and soundness examination, the FDIC will be issuing a consent order that will replace the Directive.

On January 22, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of San Francisco (“FRB”). Under the MOU, the Company must, among other things: (1) obtain written approval from the FRB prior to declaring or paying any dividends between the Bank and the Holding Company; (2) not declare or pay any dividends, make any payments on trust preferred securities, or any other capital distributions, without the prior written approval of the FRB; (3) cease any distribution of interest, principal, or other sums on junior subordinated debentures; (4) receive consent from the FRB prior to incurring, increasing, renewing, or guaranteeing any debt; (5) receive consent from the FRB prior to issuing trust preferred securities; and (6) receive consent from the FRB prior to purchasing or redeeming any Company stock. The Company must furnish quarterly progress reports to the FRB regarding its compliance with the MOU. The most recent quarterly progress report was submitted on July 31, 2009. The MOU will remain in effect until modified or terminated by the FRB.

As a result of the asset quality deterioration and the significant provisions for loan losses the Company has made in current and prior periods, the Company’s and Bank’s capital levels have been significantly reduced. As a result, the Bank is considered to be “significantly undercapitalized”, as defined in FDIC regulations, as of June 30, 2009. The Federal Deposit Insurance Act (“FDI Act”) requires or permits the FDIC to take certain mandatory and discretionary actions when an institution becomes significantly undercapitalized. Mandatory requirements of the FDI Act include submission of a capital restoration plan and restrictions on asset growth, acquisitions, new activities, and new branches. Further restrictions apply to the payment of dividends or making any other capital distribution, management fees, or senior executive compensation. Unless otherwise determined, the FDIC must impose restrictions on affiliate transactions and on the interest rates paid on deposits and must require either the recapitalization or sale of EvergreenBank. EvergreenBank is required to file a written capital restoration plan to the FDIC by September 18, 2009. The Company and Bank plan to use their best efforts to meet these restrictions and requirements and intend to submit a capital restoration plan. If the Company’s and Bank’s capital levels continue to deteriorate, it may threaten the viability of the Company and the Bank. Additional restrictions will apply if EvergreenBank fails to submit an acceptable capital restoration plan or fails to implement the plan in any material respect.

Business Plan and Going Concern Considerations:

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

As a result of the Bank’s capital level, we are prohibited from using brokered deposits to meet our funding/liquidity needs as other deposits and brokered deposits mature, unless we first obtain a waiver from the FDIC. In addition, the Company is prohibited from offering deposit rates substantially above rates offered by similar financial institutions in its market. This continues to place significant strain on our liquidity position. As of June 30, 2009, the Bank had $99,422,000 in brokered deposits, of which $61,051,000 mature during the remainder of 2009. The maturities of these brokered deposits are as follows: $31,215,000 in the third quarter of 2009; $29,836,000 in the fourth quarter of 2009; $24,017,000 in the first quarter of 2010; $7,501,000 in the second quarter of 2010, and $6,853,000 thereafter.

In the second quarter of 2009, the Bank resumed issuing certificates of deposit through internet-based deposit listing services (“internet deposits”) in anticipation of using proceeds generated to replace brokered deposits as they mature. As of June 30, 2009, the Bank had internet deposits totaling $78,031,000. In addition, the Bank has been working vigorously to grow core deposits. Core deposits grew $21,387,000 from December 31, 2008 to June 30, 2009. The growth in internet and core deposits has increased our on-balance sheet liquidity position as well as allowed us to reduce our concentration of brokered deposits, which fell from $130,700,000 or 36 percent of total deposits at December 31, 2008 to $99,422,000 or 23 percent of total deposits at June 30, 2009.

We have been aggressively researching alternative resources to meet our liquidity needs and to maintain an adequate cash flow position to sustain operations of the Company. In addition to the on-balance sheet liquidity generated by our growth in deposits, the Bank pledged loan collateral to secure its existing line of credit with the FRB. As of June 30, 2009, the Company was eligible to borrow up to $7,000,000 from the FRB discount window, a decrease of $43,000,000 from March 31, 2009 as a result of the FRB’s reduction of credit for pledged collateral.

Due to the conditions and events discussed herein, substantial doubt exists as to our ability to continue as a going concern. We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2009 and beyond. We have engaged financial advisors to assist the Company in its efforts to raise additional capital, sell assets and explore other strategic alternatives to address our current and expected liquidity and capital deficiencies. To date, those efforts have not yielded any definitive options. As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy. In addition, our regulators have various enforcement tools available to them including the issuance of capital directives, orders to cease engaging in certain business activities, the issuance of modified or additional orders or agreements.

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

Note 3: Stock-based Compensation

Stock option and equity compensation plan. In April 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000. In April 2006, the shareholders adopted the Second Amended 2000 Stock Option and Equity Compensation Plan which allows greater flexibility in the type of equity compensation to be awarded and to the terms of such awards. In April 2008, the shareholders adopted the Stock Option and Equity Compensation Plan (“Amended Plan”) which increased the number of shares available under the plan by 120,000. Up to 472,210 shares of common stock may be awarded under the Amended Plan. Awards available under the plan are subject to adjustment for all stock dividends and stock splits paid by the Company. As of June 30, 2009, approximately 153,342 shares of common stock were available for future grant under the Amended Plan.

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

During the second quarter, no stock options were granted or exercised, and 631 options were forfeited.

A summary of activity in the stock option plan for the six months ended June 30, 2009 follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at the beginning of the year	169,152	$9.82
Granted	—	—
Exercised	—	—
Forfeited	(1,224)	(13.37)

Outstanding at the end of the period	167,928	$9.80	3.94 years	N/A

Exercisable at the end of the period	142,670	$9.21	3.43 years	N/A

Vested or expected to vest	159,532	$9.80	3.94 years	N/A

As of June 30, 2009, there was $63,000 of total unrecognized compensation cost related to outstanding stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 0.47 years.

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

There were no awards of restricted stock granted in the first six months of 2009 or 2008.

A summary of the status of the Company’s nonvested awards as of June 30, 2009 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	31,126	$14.75
Granted	—	—
Vested	—	14.75
Forfeited	—	14.75

Nonvested at June 30, 2009	31,126	14.75

Vested or expected to vest	29,570	$14.75

As of June 30, 2009, there was $247,000 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.58 years.

Note 4: Securities

There were no sales of available-for-sale securities during the first six months of 2009.

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2009 and the corresponding amounts of unrealized gains and losses therein (in thousands):

June 30, 2009

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government-sponsored entities and agencies	$41,048	$197	$(141)	$41,104
State and political subdivisions	2,529	72	—	2,601

Mortgage-backed securities and collateralized mortgage obligations	2,507	47	(1)	2,553

Total available-for-sale securities	$46,084	$316	$(142)	$46,258

Securities with unrealized losses at June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

June 30, 2009

	Less than 12 Months		12 Months or More			Total Unrealized Loss
(in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
U.S. agencies	$19,903	$(141)	$—	$—	$19,903	$(141)

Mortgage-backed securities and collateralized mortgage obligations	$—	$—	$162	$(1)	$162	$(1)

Total temporarily impaired	$19,903	$(141)	$162	$(1)	$20,065	$(142)

At June 30, 2009, securities with unrealized losses have an aggregate depreciation of 0.7 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term market interest rates, and are expected to regain the lost value with stable or declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary.

The Company is required to hold certain amounts of FHLB stock as a member of the Federal Home Loan Bank of Seattle (“FHLB”). The amount required to be held is based upon outstanding borrowings from the FHLB. At June 30, 2009, the Company held FHLB stock with a par value of $3,073,000. FHLB stock is considered to be a long-term, restricted investment security, as the investment must be maintained in order to secure borrowing commitments from FHLB. In addition, the Company may only redeem the investment at par value. Thus, when evaluating FHLB stock for impairment, its value must be based upon the ultimate recoverability of the par value. FHLB recently announced that, under the regulations of the Federal Housing Finance Agency (“FHFA”), it had a risk-based capital deficiency. Because of the deficiency, FHLB announced that it would suspend dividends and excess stock redemptions. Moody’s Investors Service as well as FHLB maintains that the current accounting treatment for these securities overstates their market risk. Additionally, FHLB asserts that they have adequate capital to cover the true imbedded losses in their portfolio. As a result, the Company did not record an other than temporary impairment on the investment in FHLB stock.

The scheduled maturities of securities available-for-sale at June 30, 2009 were as follows. Securities not due at a single maturity date are shown separately:

(in thousands)	Fair Value June 30, 2009
Due in one year or less	$757
Due after one year through five years	42,948
Due after five years through ten years	—

Total	43,705
Mortgage-backed securities and collateralized mortgage obligations	2,553

Total	$46,258

Note 5: Earnings (loss) per share

Basic earnings (loss) per share of common stock is computed on the basis of the weighted average number of common stock shares outstanding. Diluted earnings (loss) per share of common stock is computed on the basis of the weighted average number of common shares outstanding plus the effect of the assumed conversion of outstanding stock options. All computations of basic and diluted earnings (loss) per share are adjusted for all applicable stock splits and dividends effected on the Company’s common stock and exclude shares considered to be antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share of common stock is as follows (in thousands, except share and per share data):

	Three months ended June 30,
	2009	2008
Income (numerator):
Net income (loss)	$(19,091)	$152
Net income (loss) allocated to participated stock awards	(231)	(2)

Net income (loss) available to common stock shareholders	$(18,860)	$150

Shares (denominator):
Weighted average number of common stock shares outstanding – basic	2,544,819	2,521,634
Dilutive effect of outstanding stock options	—	16,919

Weighted average number of common stock shares outstanding and assumed conversion – diluted	2,544,819	2,538,553

Basic earnings (loss) per share of common stock	$(7.41)	$0.06

Diluted earnings (loss) per share of common stock	$(7.41)	$0.06

	Six months ended June 30,
	2009	2008
Income (numerator):
Net income (loss)	$(18,982)	$3,559
Net income (loss) allocated to participated stock awards	(229)	(29)

Net income (loss) available to common stock shareholders	$(18,753)	$3,530

Shares (denominator):
Weighted average number of common stock shares outstanding – basic	2,544,819	2,516,656
Dilutive effect of outstanding stock options	—	23,770

Weighted average number of common stock shares outstanding and assumed conversion – diluted	2,544,819	2,540,426

Basic earnings (loss) per share of common stock	$(7.37)	$1.40

Diluted earnings (loss) per share of common stock	$(7.37)	$1.39

On January 1, 2009, the Company adopted FSP EITF 03-6-1, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that require calculation of earnings per share under the “two-class” method as specified in SFAS No. 128, Earnings Per Share. The two-class method is an earnings allocation methodology that determines earnings per share separately for each class of stock and participating security. Participants in the Company’s equity compensation plan who are granted restricted stock are allowed to retain cash dividends paid on nonvested shares. Therefore, nonvested restricted stock awards qualify as participating securities under FSP EITF 03-6-1, and earnings per share must be calculated using the two-class method. The application of the two-class method resulted in $0.01 per share reduction in basic earnings (loss) per share for the six months ended June 30, 2008. There was no change in the earnings (loss) per share for the three and six months ended June 30, 2009 or for the three months ended June 30, 2008.

For the diluted earnings per share calculation for the three and six month periods ended June 30, 2009, stock options were not considered due to the net loss incurred. For the three month period ended June 30, 2009, stock options were not considered due to the net loss incurred. For the three and six month periods ended June 30, 2008, 71,625 stock options were considered anti-dilutive.

Note 6: Retirement Benefits

The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15 percent of gross salary per month. During the first six months of 2009, for the first 6 percent, the Company contributed one dollar for each dollar the employee contributes; prior to 2009, the Company contributed two dollars for each dollar the employee contributed. Partial vesting of Company contributions to the plan begins at 20 percent after two years of employment, and such contributions are 100 percent vested with five years of employment. The Company recognized expense of $54,000 and $107,000 related to contributions to the plan for the quarters ended June 30, 2009 and 2008, respectively. Expense related to contributions to the plan for the first six months of 2009 were $108,000 and $247,000 for the same period in 2008.

Note 7: Junior Subordinated Debt

In April 2007, the Company formed EvergreenBancorp Statutory Trust III (“Trust III”) a statutory trust formed under the laws of the State of Delaware. Trust III issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust III, the Company issued junior subordinated debentures to Trust III. The junior subordinated debentures are the sole assets of Trust III. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.65 percent (2.28 percent at June 30, 2009). The junior subordinated debentures are redeemable at par beginning in December 2012; the debentures will mature in June 2037, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods.

In November 2006, Bancorp formed EvergreenBancorp Statutory Trust II (“Trust II”) a statutory trust formed under the laws of the State of Connecticut. In November 2006, Trust II issued $7 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, Bancorp issued junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.70 percent (2.33 percent at June 30, 2009). The junior subordinated debentures are redeemable at par beginning in December 2011; the debentures will mature in December 2036, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Trust II under the preferred securities as set forth in such guarantee agreement.

Effective with the March 15, 2009 payments, the Company deferred payments on all junior subordinated debentures. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters. As such, the deferral of interest does not constitute a default. During the period that the interest deferrals have been elected, the Company will continue to record the expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest is due and payable. The Company had accrued and unpaid interest totaling $215,000 at June 30, 2009.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2009:
U.S. government-sponsored entities and agencies			$41,104
State and political subdivisions			2,601
Mortgage-backed securities and collateralized mortgage obligations			2,553

Total available for sale securities	$46,258	—	$46,258	—

Assets at December 31, 2008:
U.S. government-sponsored entities and agencies			$4,087
State and political subdivisions			2,564
Mortgage-backed securities and collateralized mortgage obligations			2,935

Total available for sale securities	$9,586	—	$9,586	—

The following financial assets and liabilities were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2009:
Impaired loans	$20,989	—	—	$20,989
Assets at December 31, 2008:
Impaired loans	$16,197	—	—	$16,197

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $23,391,000 at June 30, 2009 as compared to $19,079,000 at December 31, 2008. The fair value of collateral is calculated using a third party appraisal. The valuation allowance for these loans was $2,402,000 at June 30, 2009 as compared to $2,882,000 at December 31, 2008. Additional provision for loan losses made during the six months ended June 30, 2009 relating to impaired loans totaled $9,000,000.

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2009:
Other real estate owned	$5,701	—	—	$5,701
Assets at December 31, 2008:
Other real estate owned	$4,901	—	—	$4,901

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. During the six months ended June 30, 2009, write-downs on real estate owned totaled $566,000.

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$52,279	$52,279	$14,009	$14,009
Federal Home Loan Bank certificate of deposits	328	328	325	325
Federal Home Loan Bank Stock	3,073	N/A	3,073	N/A
Net loans, excluding loans disclosed above	361,150	367,438	393,094	404,849
Accrued interest receivable	1,663	1,663	1,782	1,782
Financial liabilities
Deposits	$423,666	$424,856	$358,890	$360,942
Advances from Federal Home Loan Bank	64,425	67,883	64,825	69,189
Junior subordinated debt	12,372	3,712	12,372	6,746
Accrued interest payable	498	498	1,278	1,278

The methods and assumptions used by the Company in estimating the fair value of the financial instruments are described in the Company’s Annual Report on Form 10-K.

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

The following discussion contains a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended June 30, 2009. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2008 and to the previous year ended December 31, 2008. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

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

•	the risks associated with lending and potential adverse changes in credit quality;

•	increased loan delinquency rates;

•	the risks presented by a continued economic slowdown, which could adversely affect credit quality, loan collateral values, investment values, liquidity levels, and loan originations;

•	changes in market interest rates, which could continue to adversely affect our net interest income and profitability;

•	legislative or regulatory changes that adversely affect our business or our ability to complete pending or prospective future acquisitions;

•	reduced demand for banking products and services;

•	competition from other financial services companies in our markets; and

•	Bancorp’s success in managing risks involved in the foregoing.

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

RESULTS OF OPERATIONS

Overview

The profitability of the Company’s operations depends primarily on the net interest income from its banking operations and investment activities, the provision for losses on loans, noninterest income, noninterest expense, and income tax expense. Net interest income is the difference between the interest income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk and credit loss in the Company’s loan portfolio. Noninterest income includes service charges on deposit accounts, net merchant credit card processing fees, earnings on bank owned life insurance and other income. Noninterest expense includes operating costs such as salaries and employee benefits, occupancy and equipment, data processing, professional fees, marketing, state and local taxes, and other administrative expense.

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

Net Income (Loss)

Three months and six months ended June 30, 2009 and 2008

For the second quarter of 2009, the Company reported a net loss of $19,091,000 compared to net income of $152,000 for the second quarter of 2008. The net loss was primarily the result of an increase in the provision for loan losses of $18,200,000 for the second quarter of 2009 as compared with $509,000 for the same period in 2008. In addition, the net loss was attributable to a decline in interest income primarily attributable to a drop in the yield earned on loans as a result of an increase in non-earning assets. Offsetting this decline, interest expense for the second quarter fell from $3,092,000 in 2008 to $2,598,000 in 2009, reflecting a drop in interest rates paid on average interest-bearing liabilities. Adding to the net loss was a rise in noninterest expense of $1,131,000. This increase was mostly attributable to expense related to the indemnification of Visa, Inc. as well as increases in FDIC insurance premiums including a special assessment recorded in the second quarter of 2009. For further discussion of the Company’s Visa indemnification, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commitments.

Basic and diluted losses per common share for the second quarter of 2009 were ($7.41) and ($7.41), respectively, compared to basic and diluted earnings per common share of $0.06 and $0.06, respectively, for the same period one year ago.

For the second quarter of 2009, annualized return on average common equity and annualized return on average assets was (366) percent and (15.22) percent, respectively, compared to 2 percent and 0.14 percent, respectively, for the same period in 2008.

For the first six months of 2009, net losses were $18,982,000, compared with net income of $3,559,000 for the first six months of 2008, a decrease of $22,541,000 or 633 percent. The primary reason for the decrease was an increase in the provision for loan losses which totaled $18,255,000 for the six months ended June 30, 2009 as compared to $2,341,000 for the same period in 2008. Net income was further affected by an increase in noninterest income due to a gain totaling $5,587,000 that the Company realized as a result of Visa, Inc.’s initial public offering (“IPO”) in March 2008.

Basic and diluted losses per common share were ($7.37) and ($7.37), respectively, for the first six months of 2009 and basic and diluted earnings per common share were $1.40 and $1.39, respectively, for the same period in 2008. Annualized return on average assets was (7.76) percent for 2009 and 1.66 percent for 2008. Annualized return on average common equity was (181) percent for the first six months of 2009 and 26 percent for the same period of 2008.

Additional analysis of financial components is contained in the discussion that follows.

Net Interest Income and Net Interest Margin

The Company’s principal source of earnings is net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds. Several factors can contribute to changes in net interest income, such as changes in average balances or in the rates on earning assets and rates paid for interest-bearing liabilities, the level of noninterest-bearing deposits, and the level of non-earning assets.

Net interest income before the provision for loan losses was $3,452,000 for the second quarter of 2009, compared to $3,911,000 for the same period in 2008, a decrease of $459,000 or 12 percent. Net interest income before provision for loan losses was $6,925,000 for the first six months of 2009 compared with $7,875,000 for the first six months of 2008, a decrease of $995,000 or 12 percent.

Interest income for the second quarter of 2009 was $6,050,000 as compared with $7,003,000 in the same quarter of 2008. The decrease in interest income was attributable to a decline in the average yield on interest-earning assets. The yield on these assets decreased 163 basis points (“bp”) from 6.65 percent for the quarter ended June 30, 2008 to 5.02 percent for the quarter ended June 30, 2009. Yields on average loan balances decreased 117 basis points from 6.85 percent for the second quarter of 2008 to 5.68 percent for the second quarter of 2009. The yield on average loans was affected by a significant increase in non-earning assets. Loans on nonaccrual status totaled $35,444,000 at June 30, 2009 as compared with $7,492,000 at June 30, 2008. In addition, other real estate owned (“REO”) totaled $5,701,000 at June 30,

2009; the Bank did not have any REO at June 30, 2008. Nonaccrual loans had the effect of lowering the yield earned on average loans by 55 bp. The decline in yield was partially offset by an increase of $63,836,000 or 15 percent in average interest-earning assets which totaled $487,376,000 for the quarter ended June 30, 2009 as compared with $423,540,000 for the same quarter in the prior year. The increase in average earning assets was primarily attributable to growth in interest-bearing deposits the Company had deposited in other financial institutions of $36,028,000 from the second quarter of 2008 to the same period in 2009, as a result of efforts to enhance on-balance sheet liquidity.

Interest income for the first six months of 2009 was $12,263,000 as compared with $14,474,000 in the first six months of 2008, a decrease of $2,211,000 or 15 percent. The decrease is primarily due to a drop in yields on interest-earning assets which fell from 7.01 percent to 5.23 percent year over year. Yields on average loans for the six month period ended June 30, 2009 was 5.76 percent compared with 7.24 percent for the same period in 2008. The decrease in yields on loans was primarily attributable to a rise in non-accruing assets. Nonaccrual loans had the effect of lowering the yield earned on average loans by 49 bp. The yield on average investment securities declined by 128 basis points from 4.00 percent at June 30, 2008 to 2.72 percent at June 30, 2009. The decline in yields were partially offset by an increase in average interest-earning assets, which grew $59,453,000 from the six months ended June 30, 2008 to the same period in 2009. This increase was centered mostly in growth in interest-bearing deposits in its correspondent financial institutions, which increased $27,767,000 from the six months ended June 30, 2008 to the same period in 2009 as the Company focused on a strategy to increase liquidity.

Interest expense for the three months ended June 30, 2009 was $2,598,000 compared to $3,092,000 for the same period in the prior year, a decrease of $494,000 or 16 percent. Average rates paid on interest-bearing deposits decreased 113 basis points from 3.46 percent for the three months ended June 30, 2008 to 2.33 percent for the same period in 2009. Average rates paid on Federal Home Loan Bank (“FHLB”) advances dropped 77 basis points from an average of 3.48 percent for the second quarter of 2008 to 2.71 percent for the same period this year. In addition, rates paid on junior subordinated debt fell 152 basis points from 4.40 percent for the three months ended June 30, 2008 to 2.88 percent for the same period in 2009. The decrease in average rates paid on liabilities was partially offset by an increase in average interest-bearing liabilities. Average interest-bearing deposits increased from $259,290,000 for the quarter ended June 30, 2008 to $357,366,000 for the same period ended June 30, 2009; $11,202,000 of this increase was in brokered certificates of deposit, $74,614,000 of the increase was growth in internet deposits. Average FHLB advances fell $17,916,000 to $64,794,000 from the three months ended June 30, 2008 to the same period in 2009.

For the six months ended June 30, 2009, interest expense totaled $5,338,000 as compared to $6,599,000 for the same period in 2008, a decrease of $1,261,000 or 19 percent. Average interest-bearing deposits increased from $258,200,000 for the six months ended June 30, 2008 to $344,036,000 for the same period in 2009, while, during the same period, rates paid on these liabilities fell 122 bp. Average FHLB advance balances decreased from $77,767,000 for the six months ended June 30, 2008 to $64,826,000 for the six months ended June 30, 2009. Average rates paid on these advances decreased 116 basis points from 3.86 percent for the six months ended June 30, 2008 to 2.70 percent for the six months ended June 30, 2009. The rates paid on junior subordinated debt also fell from 5.35 percent for the six months ended June 30, 2009 to 3.21 percent in the same period in 2009.

The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 2.88 percent for the quarter ended June 30, 2009 compared with 3.73 percent for the same period in 2008. The net interest margin was 2.96 percent for the first six months of 2009 compared to 3.83 percent for the same period one year ago. The weighted average yield on interest earning assets was 5.23 percent for the first six months of 2009 compared to 7.01 percent for the first six months of 2008, a decrease of 178 basis points. Interest expense as a percentage of average earning assets was 2.27 percent for the first six months of 2009, compared to 3.19 percent during the same period in 2008, a decrease of 92 basis points. The greater decrease in yields on interest-earning assets compared with the decrease in yields on interest-bearing liabilities caused compression in the net interest margin. This is primarily due to the Company’s interest-earning assets repricing more quickly than its interest-bearing liabilities as interest rates declined throughout 2008, as well as an increase in nonaccruing loans of $27,952,000 from June 30, 2008 to June 30, 2009.

Noninterest Income/Expense

Noninterest income in the second quarter of 2009 was $387,000 compared to $408,000 in the same quarter of 2008, a decrease of $21,000 or 5 percent. This decrease was primarily due to a decline in income from service charges on deposit accounts, which fell from $290,000 for the three months ended June 30, 2008 to $245,000 for the same period in 2009. The decrease was primarily a result of a decline in NSF and account analysis fee income.

Noninterest income for the six months ended June 30, 2009 was $767,000 compared with $6,433,000 for the same period of 2008, a decrease of $5,666,000 or 88 percent. The decrease was primarily due to a gain of $5,587,000 recognized in March 2008 resulting from Visa, Inc’s IPO. This amount included a cash gain of $3,465,000 recorded as a result of the mandatory redemption of a portion of the Company’s Visa shares. An additional non-cash gain of $2,122,000 was recorded as a result of Visa establishing an escrow account to cover certain litigation judgments and settlements that the Company had recorded in the fourth quarter of 2007. Noninterest income was also affected by a decrease in service charges, which fell from $602,000 for the six months ended June 30, 2008 to $488,000 for the same period in 2009 due to a decline in NSF and account analysis fee income.

Noninterest expense was $4,730,000 in the second quarter of 2009, compared to $3,598,000 in the same quarter of 2008, an increase of $1,132,000, or 31 percent. The rise in noninterest expense is primarily due to increased Federal Deposit Insurance Corporation (“FDIC”) insurance premiums as well as a special assessment levied by the FDIC in the second quarter of 2009. Further increases in assessment expense are anticipated as a result of recent FDIC decisions to raise deposit insurance assessments in order to replenish the deposit insurance fund. Expense related to FDIC insurance totaled $474,000 in the second quarter of 2009, compared with $57,000 in the same period of 2008. Salaries and benefits were substantially the same from quarter to quarter, totaling $1,673,000 for the three months ended June 30, 2009 compared with $1,625,000 for the same period in 2008. Occupancy and equipment expense was $562,000 for the three months ended June 30, 2009, an $18,000 or 3 percent decrease from the same period in 2008 and is due to additional expenses related to the opening of the Kent branch office in 2008. Data processing was $301,000 for the three months ended June 30, 2009 as compared to $223,000 for the same period in the previous year, an increase of $78,000 or 35 percent. Marketing expense for the second quarter was $59,000 compared with $303,000 for the same period in 2008, a decrease of $244,000 or 81 percent, a result of efforts to reduce noninterest expense. Professional fees increased $60,000 or 70 percent quarter to quarter, primarily due to increased loan legal fees. State revenue and sales tax expense dropped, totaling $92,000 for the quarter ended June 30, 2009 compared with $140,000 in the same quarter in 2008, due to the drop in revenue. The Company also recognized write downs on REO of $566,000 due to revaluations of REO properties based upon updated appraisals that reflect substantially lower values than previous appraisals. These write downs were slightly offset by gains recognized on the sale of REO properties of $10,000. The Company also recorded a non-cash charge totaling $255,000 in June 2009 for its Visa, Inc. obligation to indemnify certain litigation matters. For further discussion of the Company’s Visa indemnification, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commitments.

Noninterest expense for the six months ended June 30, 2009 was $8,419,000 compared with $6,852,000 for the same period of 2008, an increase of $1,567,000 or 23 percent. The primary reason for the increase in noninterest expense was a substantial increase in FDIC insurance premiums and special assessments, which totaled $761,000 for the six months ended June 30, 2009 compared with $162,000 for the same period in 2008. In addition, salaries and benefits expense increased by $232,000, or 8 percent for the six months ended June 30, 2009, as compared with the same period in 2008, a result of staff additions. The increase of $97,000, or 9 percent, in occupancy expense for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily due to costs associated with the relocation of two branch offices. Data processing increased $90,000 or 19 percent for the six months ended June 30, 2009 as compared with the same period in 2008. Professional fees were $328,000 for the six months ended June 30, 2009 as compared with $219,000 for the same period in 2008. The increase was primarily due to costs recognized for loan-related legal fees. Marketing expense fell to $102,000 for year-to-date period ended June 30, 2009 from $367,000 for the same period in 2008, a decrease of $265,000 or 72 percent partially due to efforts to reduce noninterest expense. State revenue and sales tax expense for the first six months of 2009 fell by $113,000 or 35 percent primarily due to reduced revenues. Write downs on REO totaled $566,000 for the six months ended June 30, 2009. The Company also recorded a non-cash charge totaling $255,000 in June 2009 for its Visa, Inc. obligation to indemnify certain litigation matters. For further discussion of the Company’s Visa indemnification, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commitments.

Income tax expense (benefit)

Due to the substantial doubt about the ability to continue as a going concern, the Company has established a valuation allowance against the tax receivables, other than the receivables related to carry-back to taxes paid in prior years. As such, the Company did not recognize a tax benefit in the second quarter of 2009 or six months ended June 30, 2009. The Company recognized income tax expense of $60,000 during the second quarter of 2008. The effective income tax rate for the second quarter of 2008 was 28 percent. The effective tax rate for the six months ended June 30, 2008 was 30 percent.

Provision and Allowance for Loan Losses

Included in the results of operations for the quarters ended June 30, 2009 and 2008 is expense of $18,200,000 and $509,000, respectively, related to the provision for loan losses. The provision for loan losses for the six months ended June 30, 2009 was $18,255,000 compared to $2,341,000 for the same period of 2008. The increase in the provision for loan losses was a result of significant increases in impaired loans, the subsequent charging off of portions of those loans, and also due to the increase in classified and criticized, performing, non-impaired loans that have been identified by the Company as having a higher risk of default than other performing loans.

Of the $18,200,000 in provision made during the second quarter of 2009, approximately $9,000,000 of the provision for loan losses was related to increase in impaired loans and related charge offs during the quarter.

The remaining $9,000,000 in provision for loan losses was made for the SFAS 5 component of the allowance for loan losses. The large provision was deemed necessary by management due to the continued deterioration in the loan portfolio, which saw a significant increase in classified and criticized loans, and also due to the significant increase in the charge offs, which are used as a factor to calculate the SFAS 5 component of the allowance for loan losses (Company uses a twelve quarter rolling average for its historical charge off factor).

Performing, non-impaired, classified and criticized loans that the Company believes may have a higher risk of default, totaled $87,000,000 at June 30, 2009 as compared to $73,000,000 at March 31, 2009 and $30,000,000 at June 30, 2008. Although this comparison of period ends only shows an $14,000,000 increase in these loans at June 30, 2009 from March 31, 2009, it is important to note that of the $73,000,000 of these loans at March 31, 2009, approximately $20 million were moved to impaired (and portion was subsequently charged off) during the second quarter, thus there were $34,000,000 in additional loans during the second quarter of 2009 which were downgraded into this category. Of the $87 million in classified and criticized loans, $60,000,000 million are construction, commercial and commercial real estate loans. Over the past few periods and especially during the second quarter, the Company experienced significant charge offs in commercial and construction loans. Of the $60,000,000, $32,000,000 is classified as construction loans and $16,000,000 as commercial loans. Although currently performing, management has determined that due to the nature of these loans, and level of migration of such loan types into the impaired category over the past few quarters, a higher level of allowance for loan losses against these loans is necessary.

As a result of the significant increase in the classified loans and the increase in historical charge off factor, the Company made an additional provision of loan losses of approximately $9,000,000 for the SFAS 5 component of the allowance for loan losses during the second quarter. As a result, the Company’s SFAS 5 of the allowance for loan losses increased to 4.14 percent of total loans as of June 30, 2009 as compared to 1.75 percent at March 31, 2009 and 1.05 percent at June 30, 2008. Please refer to Financial Condition, “Allowance for Loan Losses” for further discussion of the provision for loan losses.

FINANCIAL CONDITION

Loans

At June 30, 2009, loans totaled $401,147,000 compared to $422,671,000 at December 31, 2008, a decrease of $21,524,000 or 5 percent.

At June 30, 2009, the Bank had $347,243,000 in loans secured by real estate, which includes loans primarily for a commercial purpose, secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically requires loan-to-value ratios of no greater than 80 percent at the date of loan origination.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of June 30, 2009 and December 31, 2008:

Types of Loans

(in thousands)	June 30, 2009	% of loans in each category to total loans	December 31, 2008	% of loans in each category to total loans
Commercial	$80,598	20	$94,190	22
Real estate:
Commercial	183,010	46	169,754	40
Construction	88,287	22	99,484	24
Residential 1-4 family	29,572	7	33,961	8
Consumer and other	19,680	5	25,282	6

Total	$401,147	100	$422,671	100

Allowance for Loan Losses

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, results of regulatory examinations, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at June 30, 2009, there can be no assurance that such losses will not exceed estimated amounts.

At June 30, 2009, the allowance for loan losses was $19,008,000 compared to $10,498,000 at December 31, 2008. The ratio of the allowance to total loans outstanding was 4.74 percent at June 30, 2009, and 2.48 percent at December 31, 2008.

In the following table, the allowance for loan losses at June 30, 2009 and December 31, 2008 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook, and other business considerations.

(in thousands)	June 30, 2009 Amount	% of Loans in Each Category to Total Loans	December 31, 2008 Amount	% of Loans in Each Category to Total Loans
Commercial	$5,514	20	$3,272	22
Real estate:
Commercial	4,301	46	3,104	40
Construction	5,800	22	3,042	24
Residential 1-4 family	2,890	7	600	8
Consumer and other	503	5	480	6

Total	$19,008	100	$10,498	100

% of Loan portfolio	4.74%		2.48%

This analysis of the allowance for loan losses should not be interpreted as an indication that chargeoffs will occur in these amounts or proportions, or that the allocation indicates future chargeoff trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

The following table summarizes activity in the allowance for loan losses and details the chargeoffs, recoveries and net loan losses by loan category.

	Six months ended June 30, 2009	Six months ended June 30, 2008
(in thousands)
Beginning Balance	$10,498	$4,166

Chargeoffs
Commercial	5,752	716
Real estate:
Commercial	745	—
Construction	1,673	—
Residential 1-4 family	1,307	103
Consumer and other	373	144

Total charge-offs	9,850	963

Recoveries
Commercial	61	10
Real estate:
Commercial	—	—
Construction	—	—
Residential 1-4 family	1	21
Consumer and other	43	18

Total Recoveries	105	49

Net chargeoffs/(recoveries)	9,745	914
Provision	18,255	2,341

Ending balance	$19,008	$5,593

Nonperforming loans at June 30, 2009 and December 31, 2008 were as follows:

(in thousands except ratio data)	June 30, 2009	December 31, 2008
Loans past due 90 days or more and still accruing	$3,424	$1,185
Loans accounted for on a nonaccrual basis	35,444	22,782
Nonperforming loans to allowance for loan losses	204.5%	228.3%
Nonperforming loans to total loans	9.69%	5.67%

Non-performing loans were $38,868,000 at June 30, 2009 as compared to $23,967,000 at December 31, 2008. Non-performing loans to total loans ratio stood at 9.69 percent at June 30, 2009 as compared to 5.67 percent at December 31, 2008.

A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows (in thousands):

	June 30, 2009	December 31, 2008
Impaired loans for which no allowance for loan losses was allocated	$13,491	$6,537
Impaired loans with an allocation of the allowance for loan losses	23,391	19,079

Total	$36,882	$25,616

Amount of the allowance for loan losses allocated	$2,402	$2,882

Investments

At June 30, 2009, investments totaled $46,258,000, an increase of $36,672,000 from $9,586,000 at December 31, 2008. The increase in investments was primarily due to purchases of $9,916,000 in U.S. Treasury securities and $30,138,000 in U.S. agency securities. These were partially offset by maturities, principal payments, and calls on securities available-for-sale.

For more information regarding securities, see Note 4: Securities to the unaudited consolidated financial statements.

Deposits

At June 30, 2009, total deposits were $423,666,000, compared to $358,890,000 at December 31, 2008, an 18 percent increase. Noninterest-bearing deposits totaled $50,792,000 at June 30, 2009 compared to $50,044,000 at December 31, 2008, an increase of $748,000 or 2 percent. Interest-bearing deposits totaled $372,874,000 at June 30, 2009, compared to $308,846,000 at December 31, 2008, an increase of $64,028,000 or 21 percent. Approximately $38,174,000 or 60 percent of the net growth in interest-bearing deposits in the first six months of 2009 was through the use of non-retail deposit sources, including brokered and internet bulletin board certificates of deposit.

As of June 30, 2009, the Bank had $99,422,000 in brokered deposits, of which $61,051,000 mature during the remainder of 2009. The maturities of these brokered deposits are as follows: $31,215,000 in the third quarter of 2009; $29,836,000 in the fourth quarter of 2009; $24,017,000 in the first quarter of 2010; $7,501,000 in the second quarter of 2010, and $6,853,000 thereafter. As discussed in Note 2: Regulatory Actions, Business Plan, and Going Concern Considerations to the unaudited consolidated financial statements, the Bank is unable to roll over, renew, or issue any new brokered deposits unless a waiver is granted by the FDIC. In April 2009, the Bank resumed issuance of internet bulletin board certificates of deposit using internet-based deposit listing services in order to replace maturing brokered certificates of deposit. Between January 1, 2009 and June 30, 2009, the Bank obtained approximately $74,700,000 using these sources of funds.

Borrowings and Junior Subordinated Debt

At June 30, 2009, the Bank’s Federal Home Loan Bank advances were $64,425,000 compared to $64,825,000 at December 31, 2008, a 1 percent decrease.

At June 30, 2009 and December 31, 2008 the Company had junior subordinated debt totaling $12,372,000. For discussion of trust preferred securities, see Note 7: Junior Subordinated Debt to the unaudited consolidated financial statements.

For discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 10: Borrowings and Junior Subordinated Debt to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2008.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled $2,160,000 at June 30, 2009, a decrease of $18,890,000 or 90 percent from December 31, 2008. Current losses were $18,982,000 and no dividends were paid for the six months ended June 30, 2009. The change in unrealized losses on securities available-for-sale, net of deferred taxes, increased stockholders’ equity by $33,000. Equity increased by $59,000 in common stock and surplus due to the recognition of stock option compensation costs relating to SFAS 123R expense.

Book value per share was $0.85 at June 30, 2009 and $8.27 at December 31, 2008. Book value per share is calculated by dividing total equity by total shares outstanding.

As discussed in Note 2: Regulatory Actions, Business Plan, and Going Concern Considerations to the unaudited consolidated financial statements, as a result of the losses incurred, the Bank is no longer categorized as well-capitalized under the regulatory framework for prompt corrective action. As of June 30, 2009, the Company and the Bank are considered to be significantly undercapitalized for regulatory capital purposes. The following table displays the capital amounts and ratios at June 30, 2009 and December 31, 2008 for the Company and the Bank.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized Under the Prompt Corrective Action Provisions
(in thousands, except ratio data)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009
Total capital (to risk-weighted assets)
Consolidated	$5,450	1.41%	$30,916	8.00%	N/A	N/A
Bank	19,046	4.93	30,893	8.00	$38,617	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	2,725	0.71	15,458	4.00	N/A	N/A
Bank	14,044	3.64	15,447	4.00	23,170	6.00
Tier 1 capital (to average assets)(1)
Consolidated	2,725	0.54	20,222	4.00	N/A	N/A
Bank	14,044	2.78	20,174	4.00	25,217	5.00
December 31, 2008
Total capital (to risk-weighted assets)
Consolidated	$38,720	9.10%	$34,023	8.00%	N/A	N/A
Bank	38,055	8.96	33,994	8.00	$42,492	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	27,957	6.57	17,011	4.00	N/A	N/A
Bank	32,679	7.69	16,997	4.00	25,495	6.00
Tier 1 capital (to average assets)(1)
Consolidated	27,957	6.03	18,536	4.00	N/A	N/A
Bank	32,679	7.05	18,548	4.00	23,185	5.00

(1)	Also referred to as the leverage ratio

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

At June 30, 2009, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $50,950,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.

The Company, as a Visa member bank, is obligated to indemnify Visa for certain litigation losses. In June 2009, the Company recognized indemnification charges of $255,000 related to this obligation when they were notified that Visa expected to further fund the escrow account set up for future Visa litigation losses. The Company recorded a gain that fully offset the $255,000 indemnification charges when Visa adjusted the conversion rate between Class A and Class B Visa, Inc. shares of common stock in July 2009. The Company currently owns approximately 129,000 shares of Visa, Inc. Class B common stock, which will convert into approximately 75,000 shares of Class A common stock using the current conversion rate as adjusted in July 2009. The Company expects that the remaining shares it owns of Visa, Inc., which are currently restricted, will be sufficient to cover any future possible litigation against Visa, Inc.

For additional information regarding off-balance sheet items, refer to Note 18: Commitments and Contingencies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2008.

The following table summarizes the Company’s significant contractual obligations and commitments at June 30, 2009:

(in thousands)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Federal Home Loan Bank advances	$34,375	$7,050	$15,500	$7,500	$64,425
Junior subordinated debt	—	—	—	12,372	12,372
Time Deposits	240,474	31,776	1,682	—	273,932
Operating leases	865	1,592	927	909	4,293

Total	$275,714	$40,418	$18,109	$20,781	$355,022

Liquidity

Liquidity is defined as the ability to provide sufficient cash to fund operations and meet obligations and commitments on a timely basis. Through asset and liability management, the Company controls its liquidity position to ensure that sufficient funds are available to meet the needs of depositors, borrowers, and creditors.

In addition to drawing upon cash and cash equivalents balances, liquidity may be provided by the sale of unpledged securities in the available-for-sale securities portfolio. Liquidity is also derived from growth in retail and non-retail deposits, including CD deposits obtained through internet-based CD listing services, borrowings, and maturities and sales of loans.

As of June 30, 2009, the Company had cash, cash equivalents, and available-for-sale securities totaling $98,537,000. During the first six months of 2009, the Company has experienced strong retail deposit growth and has been able to attract substantial amounts of internet deposits from financial institutions across the country, at competitive rates, in a variety of maturities.

In addition to on-balance sheet liquidity, at June 30, 2009 the Company had the ability to borrow from the Federal Reserve bank discount window for up to $7,000,000. The Company also had a total borrowing capacity with the Federal Home Loan Bank of Seattle of approximately $65,000,000. At June 30, 2009, borrowings with the FHLB totaled $64,425,000.

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended June 30, 2009 and 2008. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The analysis of the potential impact of rate on net interest income is indicated in the tables below.

Net interest income analysis as of June 30, 2009:

In thousands; rate changes in basis points (bp) = 1/100 of 1%.

IMMEDIATE RATE CHANGE	ANNUALIZED DOLLAR CHANGE IN NET INTEREST INCOME	PERCENT CHANGE
+200bp	(1,080)	(8.16)
+100bp	(598)	(4.52)
+ 50bp	(342)	(2.58)
- 50bp	412	3.12
-100bp	390	2.95
-200bp	(148)	(1.12)

The table above indicates, for example, that the estimated effect of an immediate 100 basis point increase in interest rates would decrease the Company’s net interest income by an estimated 4.52 percent or approximately $598,000. An immediate 100 basis point decrease in rates indicates a potential increase in net interest income by 2.95 percent or approximately $390,000.

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

As discussed below in “Remediation of Previously Reported Material Weaknesses,” we have taken steps to remediate these material weaknesses as of June 30, 2009.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon, and as of the date of that evaluation, and because we are continuing to remediate the material weaknesses described above, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

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

•

Implemented quarterly reporting by Company management to the Board of Directors relating to results of procedures to identify problem credits, impaired loans, valuation of REO, bases for valuations of these loans and related assets, and the allowance for loan losses.

Changes in Internal Control Over Financial Reporting

Management has implemented changes in the Company’s internal control over financial reporting during the six months ended June 30, 2009 as further described above in “Remediation of Previously Reported Material Weaknesses.”

The Company believes that the measures, once implemented, will address the matters identified as material weaknesses, however, the formal assessment and testing procedures have not been completed by management or the Company’s independent auditors as of June 30, 2009, and as such, the material weakness continues to exist. The Company will continue to monitor the effectiveness of its disclosure controls and procedures, including its internal controls and procedures, on an ongoing basis and will take further actions, as appropriate.

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

Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. These types of loans also typically are larger than residential real estate loans. Commercial and commercial real estate loans comprised 66 percent of the Company’s total loan portfolio as of June 30, 2009. Further deterioration in the local economy could adversely affect cash flows for both commercial and individual borrowers, thus causing the Company to experience increases in problem assets, delinquencies, and losses on loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans, including construction loans, with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, which could have a material adverse effect on our results of operations and financial condition. An increase in nonperforming loans could result in: a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan chargeoffs, which could have an adverse impact, which may be material, on our results of operations and financial condition.

•

We have a high level of nonperforming assets, which take significant time to resolve, has required us to significantly increase our loan loss provision and are likely to continue to materially adversely affect our results of operations and financial condition.

We experienced a substantial increase in nonperforming assets from December 31, 2008 to June 30, 2009, resulting in increases in our loan loss provision. At December 31, 2008 and June 30, 2009, our nonperforming loans (which includes non-accrual loans and loans more than 90 days past due) were 5.67 percent and 9.69 percent of the loan portfolio, respectively. At December 31, 2008 and June 30, 2009, our nonperforming assets (which includes nonperforming loans and foreclosed real estate) were 6.25 percent and 8.12 percent of total assets, respectively. Nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to an increase in non-performing assets. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience future increases in nonperforming loans.

•	Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings and capital.

We maintain an allowance for loan losses in an amount that we believe is adequate to provide for probable incurred losses in the portfolio. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that have not been identified as nonperforming or potential problem loans, but that may result in losses nonetheless. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance. Furthermore, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan chargeoffs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a material adverse effect on our financial condition and results of operation.

•	The Bank is heavily dependent on brokered deposits as a funding source.

The inability to accept, renew, or roll over brokered deposits will put a severe strain on the Bank’s liquidity. In that regard, because the Bank has fallen below the 10% well-capitalized requirement, we are prohibited under FDIC regulations from renewing, accepting or replacing brokered certificates of deposit without receiving a waiver from the FDIC which is highly problematic at this time because we have limited ability to replace maturing brokered deposits with core deposits and are not aware of the FDIC granting waivers in this context. At June 30, 2009, the Bank had deposits of approximately $423,666,000, of which 23 percent were comprised of brokered deposits. As of June 30, 2009, the Bank had $99,422,000 in brokered deposits, of which $61,051,000 mature during the remainder of 2009. The maturities of these brokered deposits are as follows: $31,215,000 in the third quarter of 2009; $29,836,000 in the fourth quarter of 2009; $24,017,000 in the first quarter of 2010; $7,501,000 in the second quarter of 2010, and $6,853,000 thereafter. Although the Bank has the ability to apply for a waiver from the FDIC to renew brokered deposits, it is unlikely the waiver would be granted. Because of this uncertainty and its impact on liquidity, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

•	Recent regulatory action requires us to submit a capital restoration plan.

As a result of the asset quality deterioration and the significant provisions for loan losses the Company has made in current and prior periods, the Company’s and Bank’s capital levels have been significantly reduced. As a result, the Bank is considered to be “significantly undercapitalized”, as defined in FDIC regulations, as of June 30, 2009. The Federal Deposit Insurance Act (“FDI Act”) requires or permits the FDIC to take certain mandatory and discretionary actions when an institution becomes significantly undercapitalized. Mandatory requirements of the FDI Act include submission of a capital restoration plan and restrictions on asset growth, acquisitions, new activities, and new branches. Further restrictions apply to the payment of dividends or making any other capital distribution, management fees, or senior executive compensation. Unless otherwise determined, the FDIC must impose restrictions on affiliate transactions and on the interest rates paid on deposits and must require either the recapitalization or sale of EvergreenBank. EvergreenBank is required to file a written capital restoration plan to the FDIC by September 18, 2009. The Company and Bank plan to use their best efforts to meet these restrictions and requirements and intend to submit a capital restoration plan. If the Company’s and Bank’s capital levels continue to deteriorate, it may threaten the viability of the Company and the Bank. Additional restrictions will apply if EvergreenBank fails to submit an acceptable capital restoration plan or fails to implement the plan in any material respect.

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

The inability of borrowers to repay loans can erode our earnings. Substantially all of our loans are to businesses and individuals in the Seattle, Bellevue, Lynnwood, Federal Way, and Kent communities, and any further decline in the economy of this market area could impact us adversely. As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Because the loan portfolio has a high concentration of commercial real estate and commercial loans, the further deterioration of such loans may cause a further increase in nonperforming loans, requiring additional increases to the loan loss allowance. Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from deterioration in economic conditions or as a result of incorrect assumptions by management in determining the allowance. Any such additions to the allowance may have a material adverse effect on our results of operations and financial condition.

•	Tightening of credit markets and liquidity risk could adversely affect our business financial condition and results of operations.

A further tightening of the credit market and the inability to obtain adequate money to fund continued loan growth may negatively affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Bank also relies on alternative funding sources through correspondent banking, brokered certificates of deposit, and a borrowing line with the Federal Home Loan Bank of Seattle (“FHLB”) to fund loans. Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets. In the event such disruption should occur, our ability to access these sources could be negatively affected, both as to price and availability, which would limit or potentially raise the cost of the funds available to the Bank.

•	We may pursue additional capital in the future, which could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

In the current economic environment, we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. Any such capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

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

On May 22, 2009, the FDIC imposed a special deposit insurance assessment of 5 basis points on all insured institutions. This emergency assessment will be calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the special assessment will amount to approximately $240,000. This special assessment is in addition to the regular quarterly risk-based assessment. The FDIC has announced that an additional special assessment in 2009 of up to 5 basis points is probable.

Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases or special assessments in order to replenish the fund.

•	We operate in a highly regulated environment and we cannot predict the effect of recent and pending federal legislation.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. In that regard, proposals for legislation restructuring the regulation of the financial services industry are currently under consideration. Adoption of such proposals could, among other things, increase the overall costs of regulatory compliance. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. These powers recently have been utilized more frequently due to the serious national, regional and local economic conditions we are facing. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations.

On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the United States Treasury Department (“Treasury”) with broad authority to implement action intended to help restore stability and liquidity to the US financial markets. The EESA also increased the amount of deposit account insurance coverage from $100,000 to $250,000 effective until December 31, 2009, which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009.

In early 2009, the Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, which establishes a public-private investment fund for the purchase of troubled assets, and expands the Term Asset-Backed Securities Loan Facility. The full effect of this broad legislation on the national economy and financial institutions cannot now be predicted. In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions participating in the Treasury’s Troubled Asset Relief Program. The SEC recently has proposed expanding some of the reforms in ARRA to apply to all public companies.

Numerous actions have been taken by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis. In addition, the Secretary of the Treasury proposed fundamental changes to the regulation of financial institutions, markets and products on June 17, 2009.

We cannot predict the actual effects on us of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

•

Our ability to access markets for funding and acquire and retain customers could be adversely affected by the deterioration of either the financial condition of the Bank of other financial institutions or the overall reputation of the financial service industry.

The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government. These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions, such as our banking subsidiary. In addition, our ability to engage in routine funding and other transactions could be adversely affected by the actions and financial condition of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience material changes in the level of deposits as a direct or indirect result of other banks’ difficulties or failure, which could affect the amount of capital we need. Further, the DFI Directive and MOU with the FRB could be damaging to our reputation. See Note 2 to the consolidated financial statements for further discussion of the Directive and MOU.

•	Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. We cannot make assurances that we can minimize our interest rate risk. In addition, interest rates also affect the amount of money we can lend. When interest rates rise, the cost of borrowing also increases. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business and prospects. We assess rate risk by various means including analysis of financial data and by modeling the impact of rate changes on financial performance. Current information suggests that the Company is slightly “liability-sensitive,” suggesting that falling interest rates may tend to increase net interest income and improve profits, and that rising interest rates would have the opposite effect.

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

•	Recent levels of market volatility were unprecedented and we cannot predict whether they will return.

The capital and credit markets have been experiencing volatility and disruption for approximately two years. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuer’s underlying financial strength. If recent levels of market disruption and volatility return, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

•	We cannot accurately predict the effect of the current economic downturn on our future results of operations or market price of our stock.

The national economy and the financial services sector in particular, are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Bancorp’s Annual Meeting of Stockholders was held on May 21, 2009 at 1111 3rd Avenue, Suite 300, Seattle, Washington. A total of 1,966,349 of the Company’s shares were present or represented by proxy at the meeting. This represented 79 percent of the Company’s outstanding votable shares.

The matters approved by the shareholders at the meeting and the number of votes cast for, against, or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

Proposal No. 1: Election of Directors:

Election of directors to three year terms, expiring 2012	For	Withheld
Robert J. Grossman	1,732,628	281,366
Gerald O. Hatler	1,740,494	273,500
Stan W. McNaughton	1,787,196	226,798

Proposal No. 2: Ratification of Crowe Horwath LLP as the Company’s Independent Registered Public Accounting Firm for the 2009 fiscal year.

For	Against	Abstain	Non-Votes
2,004,625	3,273	6,096	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

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

Dated: August 19, 2009

EVERGREENBANCORP, INC.

/s/ Gordon D. Browning
Gordon D. Browning
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)