Form 10-Q
period 2009-09-30
EVERGREENBANCORP INC
filed 2009-12-09
CIK 1143566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Common Stock, no par value, outstanding as of December 7, 2009: 2,541,932 shares

No Preferred Stock was issued or outstanding.

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008

(in thousands, except share data)

	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$6,235	$8,042
Federal funds sold	104	5
Interest-bearing deposits in financial institutions	22,409	5,962

Total cash and cash equivalents	28,748	14,009
Federal Home Loan Bank certificates of deposit	329	325
Securities available-for-sale	76,071	9,586
Federal Home Loan Bank stock	3,073	3,073

Total investments	79,473	12,984
Loans	383,598	422,671
Allowance for loan losses	(24,387)	(10,498)

Net loans	359,211	412,173
Premises and equipment	3,420	3,447
Other real estate owned	6,370	4,901
Bank owned life insurance	—	5,761
Accrued interest and other assets	4,998	8,343

Total assets	$482,102	$461,618

Liabilities
Deposits
Noninterest-bearing	$46,044	$50,044
Interest-bearing	392,712	308,846

Total deposits	438,756	358,890
Federal Home Loan Bank advances	31,725	64,825
Junior subordinated debt	12,372	12,372
Accrued expenses and other liabilities	3,695	4,481

Total liabilities	486,548	440,568

Commitments and Contingencies

Stockholders’ equity (deficit)
Preferred stock; no par value; 100,000 shares authorized; none issued	—	—
Common stock and surplus; no par value; 15,000,000 shares authorized; 2,541,932 shares issued and outstanding at September 30, 2009 and 2,544,819 shares issued and outstanding at December 31, 2008	22,792	22,720
Retained deficit	(27,521)	(1,752)
Accumulated other comprehensive income	283	82

Total stockholders’ equity (deficit)	(4,446)	21,050

Total liabilities and stockholders’ equity (deficit)	$482,102	$461,618

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Three month and nine month periods ended September 30, 2009 and 2008

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$5,447	$7,085	$17,444	$21,173
Taxable securities	276	117	466	344
Tax exempt securities	21	25	64	77
Federal funds sold and other	30	31	64	138

Total interest income	5,774	7,258	18,038	21,732
Interest expense
Deposits	2,112	2,380	6,385	7,155
Federal funds purchased	—	6	—	9
Federal Home Loan Bank advances	410	595	1,278	2,086
Junior subordinated debt	69	136	266	465

Total interest expense	2,591	3,117	7,929	9,715

Net interest income	3,183	4,141	10,109	12,017
Provision for loan losses	6,677	501	24,932	2,842

Net interest income (loss) after provision for loan losses	(3,494)	3,640	(14,823)	9,175
Noninterest income
Service charges on deposit accounts	249	285	737	887
Merchant credit card processing	16	24	48	137
Net earnings on bank owned life insurance	21	58	147	164
Gain on redemption and interest in escrow fund of Visa stock	255	—	255	5,587
Gain on sale of available-for-sale securities	149	—	149	—
Other noninterest income	153	37	185	128

Total noninterest income	843	404	1,523	6,837
Noninterest expense
Salaries and employee benefits	1,532	1,764	4,838	4,838
Occupancy and equipment	519	533	1,706	1,623
FDIC insurance	677	67	1,438	229
Data processing	311	252	871	722
Indemnification charges	—	572	255	572
Write down (up) on other real estate owned	(98)	—	478	—
Professional fees	245	137	573	356
State revenue and sales tax expense	110	129	319	451
Marketing	84	122	186	489
Loss on sales of other real estate owned	65	—	65	—
Outside service fees	138	112	397	357
Other noninterest expense	552	459	1,343	1,365

Total noninterest expense	4,135	4,148	12,469	11,002

Income (loss) before income taxes	(6,787)	(104)	(25,769)	5,010

Income tax expense (income tax benefit)	—	(57)	—	1,499

Net income (loss)	$(6,787)	$(47)	$(25,769)	$3,511

Total comprehensive income (loss)	$(6,619)	$(16)	$(25,568)	$3,480

Basic earnings (loss) per share	$(2.70)	$(0.02)	$(10.25)	$1.38

Diluted earnings (loss) per share	$(2.70)	$(0.02)	$(10.25)	$1.37

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Deficit)

Nine months ended September 30, 2009, and 2008

(in thousands, except share and per share data)

	Common stock shares	Common stock and surplus	Retained earnings	Accumulated other comprehensive loss	Total stock-holders’ equity
Balance at January 1, 2008	2,508,244	$21,467	$3,972	$(3)	$25,436

Comprehensive income
Net income	—	—	3,511	—	3,511
Change in net unrealized loss on securities available-for-sale, net of reclassification and tax effects	—	—	—	(31)	(31)

Total comprehensive income					3,480
Cash dividends ($.20 per share)	—	—	(505)	—	(505)
Exercise of stock options	22,895	171	—	—	171

Restricted stock grants, net	11,918	—	—	—	—

Shares issued through dividend reinvestment plan	1,093	—	—	—	—
Tax benefit from stock related compensation	—	35	—	—	35
Stock options earned	—	91	—	—	91

Balance at September 30, 2008	2,544,150	$21,764	$6,978	$(34)	$28,708

	Common stock shares	Common stock and surplus	Retained deficit	Accumulated other comprehensive income	Total stock-holders’ equity
Balance at January 1, 2009	2,544,819	$22,720	$(1,752)	$82	$21,050
Comprehensive loss
Net loss	—	—	(25,769)	—	(25,769)
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	201	201

Total comprehensive loss					(25,568)
Stock awards forfeited	(2,887)	—	—	—	—
Stock options earned	—	72	—	—	72

Balance at September 30, 2009	2,541,932	$22,792	$(27,521)	$283	$(4,446)

See accompanying notes to unaudited consolidated financial statements.

EVERGREENBANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2009, and 2008

(in thousands)

	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net income (loss)	$(25,769)	$3,511
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	778	739
Provision for loan losses	24,932	2,842
Gain on redemption of Visa stock	—	(3,465)
Interest in escrow fund of Visa stock	(255)	(1,009)
Indemnification charges	255	572
Amortization of premiums and discounts on securities	77	16
Net earnings on bank owned life insurance	(147)	(164)
Net loss on sale of real estate owned	65	—
Net gains on securities available-for-sale	(149)	—
Write down on real estate owned	478	—
Stock option compensation expense	72	91
Other changes, net	2,473	(657)

Net cash from operating activities	2,810	2,476

Cash flows from investing activities
Proceeds from maturities and principal payments on securities available-for-sale	13,565	4,467
Purchases of securities available-for-sale	(105,908)	(2,995)
Proceeds from the sales of securities available-for-sale	26,231	—
Net loan originations	24,671	(48,016)
Surrender of bank owned life insurance	5,908	—
Proceeds from redemption of Visa stock	—	3,465
Purchases of Federal Home Loan Bank stock	—	(2,222)
Redemption of Federal Home Loan Bank stock	—	504
Proceeds from the sale of real estate owned	1,447	—
Purchases of premises and equipment	(751)	(1,453)

Net cash used in investing activities	(34,837)	(46,250)

Cash flows from financing activities
Net increase in deposits	79,866	50,791
Proceeds from Federal Home Loan Bank advances	16,100	276,851
Repayments of Federal Home Loan Bank advances	(49,200)	(287,036)
Proceeds from the exercise of stock options	—	171
Dividends paid	—	(505)

Net cash from financing activities	46,766	40,272

Net increase (decrease) in cash and cash equivalents	14,739	(3,502)

Cash and cash equivalents at beginning of year	14,009	22,382

Cash and cash equivalents at end of period	$28,748	$18,880

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

Bancorp and the Bank are collectively referred to as “the Company.” EvergreenBancorp Statutory Trust II (“Trust II”) and EvergreenBancorp Statutory Trust III (“Trust III”) are special purpose business trusts formed by Bancorp in November 2006 and April 2007, respectively, to raise capital through trust preferred securities offerings. Under current accounting guidance the trusts are not consolidated with the Company.

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

Critical accounting policies and use of estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent amounts, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified certain policies as being particularly sensitive in terms of judgments and the extent to which estimates are used. These policies relate to the determination of the allowance for loan losses on loans, income taxes, the status of contingencies and guarantees, and the fair value of financial instruments and are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, estimates and assumptions, material differences in the results of operations, or financial condition could result. The Company has evaluated subsequent events for potential recognition and/or disclosure through December 9, 2009, which is the filing date of this Form 10Q. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Newly issued accounting pronouncements. On July 1, 2009, the FASB Generally Accepted Accounting Principles (“GAAP”) Codification (the “Codification”) became effective as the sole authoritative source of US GAAP. The Codification was issued under Statement of Financial Accounting Standards (“SFAS”) 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS 162.” The Codification reorganizes current GAAP for

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION—(Continued)

non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the Codification. The Codification encompasses all FASB SFAS’s, EITF statements, FASB Staff Positions, FASB Interpretations, FASB Derivative Implementation Guides, American Institute of Certified Public Accountants Statement of Positions, Accounting Principles Board Opinions and Accounting Research Bulletins, along with the remaining body of GAAP, effective as of June 30, 2009. Financial statements issued for all interim and annual periods ending after September 15, 2009 will reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements. Accounting literature included in the Codification is referenced by Topic, Subtopic, Section, Paragraph and Subparagraph.

Note 2: Regulatory Actions and Matters, Business Plan and Going Concern Considerations

Regulatory Actions and Matters:

On October 23, 2009, the Bank stipulated and consented to the issuance of a Consent Order (“Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”). Under the Order, the Bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to improve the safety and soundness of the Bank. These actions include that the Bank will maintain qualified management and continued active Board participation in the affairs of the Bank, develop and adopt a plan to increase capital to comply with the terms of the Order, maintain an adequate allowance for loan losses, reduce the level of classified and delinquent loans, revise and implement lending and collection policies, develop a funds management plan which includes a reduction in the reliance on non-core funding sources, and report quarterly on the Bank’s progress in meeting the requirements of the Order. In addition, the Bank is required to attain specified capital levels including a Tier 1 capital leverage ratio of 10% and a total risk-based capital ratio of 12% within 90 days of the Order, and obtain approval from the FDIC and the DFI of director and management changes and of dividend payments.

On October 23, 2009, the Company entered into a written agreement with the Federal Reserve Bank of San Francisco (“FRB Agreement”). The FRB Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank and requires that the Company obtain FRB approval before paying dividends, taking dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring debt or purchasing/redeeming Company stock. The FRB Agreement also requires the Company to submit a capital plan, cash flow projections and progress reports and to obtain FRB approval before appointing new directors or senior executive officers and comply with certain payment restrictions on golden parachute payments and indemnification restrictions. The FRB Agreement requires progress reports on a quarterly basis.

Previously, on December 22, 2008, the Bank entered into a Supervisory Directive (“Directive”), effective as of the same date, with the Washington State Department of Financial Institutions (“DFI”). The Directive requires the Bank to, among other things: (1) improve asset quality, reduce classified assets, maintain an adequate allowance for loan losses and improve credit administration; (2) submit a strategic plan that outlines strategies for improving earnings, achieving certain levels of liquidity, returning to a “well-capitalized” status, and identifying additional sources of capital; (3) furnish quarterly progress reports regarding the Bank’s compliance with all provisions of the Directive; (4) receive prior consent of the DFI and the Federal Deposit Insurance Corporation (“FDIC”) before declaring or paying cash dividends; and (5) notify the DFI and FDIC in writing of any proposal of certain changes to directors or senior officers. The most recent progress report was submitted on October 30, 2009.

Previously, on January 22, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of San Francisco (“FRB”). Under the MOU, the Company must, among other things: (1) obtain written approval from the FRB prior to declaring or paying any dividends between the Bank and the Holding Company; (2) not declare or pay any dividends, make any payments on trust preferred securities, or any other capital distributions, without the prior written approval of the FRB; (3) cease any distribution of interest, principal, or other sums on junior subordinated debentures; (4) receive consent from the FRB prior to incurring, increasing, renewing, or guaranteeing any debt; (5) receive

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION—(Continued)

consent from the FRB prior to issuing trust preferred securities; and (6) receive consent from the FRB prior to purchasing or redeeming any Company stock. The Company must furnish quarterly progress reports to the FRB regarding its compliance with the MOU. The most recent quarterly progress report was submitted on October 30, 2009. The MOU will remain in effect until modified or terminated by the FRB.

As a result of the asset quality deterioration and the significant provisions for loan losses the Company has made in current and prior periods, the Company’s and Bank’s capital levels have been significantly reduced and, in the case of the Company, is now negative. The Bank is now considered to be “critically undercapitalized”, as defined in the Federal Deposit Insurance Act (“FDI Act”) and related regulations. The FDI Act and related regulations require or permit the FDIC to take certain mandatory and discretionary actions when an institution becomes critically undercapitalized. Mandatory requirements of the FDI Act include submission of a capital restoration plan and restrictions on asset growth, acquisitions, new activities, and new branches. Further restrictions apply to the payment of dividends or making any other capital distribution, management fees, or senior executive compensation. Unless otherwise determined, the FDIC must impose restrictions on affiliate transactions and on the interest rates paid on deposits and must require either the recapitalization or sale of the Bank. Other mandatory actions for critically undercapitalized institutions include prohibition of the following without the FDIC’s prior written approval: entering into any material transaction other than in the usual course of business, extending credit for any highly leveraged transaction, amending the institution’s charter or bylaws, making any material change in accounting methods, paying excessive compensation or bonuses, and paying interest on deposits above specified levels. As a result of being critically undercapitalized and also as a result of not submitting an acceptable capital restoration plan, the Bank is also subject to various actions that the FDIC may take, including requiring recapitalization, restriction transactions with affiliates, restricting interest rates paid on deposits, restricting asset growth, improving management, prohibiting deposits from correspondent banks, prohibiting dividends and distributions from Bancorp and requiring divestitures.

Previously, in a letter from the FDIC dated August 6, 2009, the Bank was required to file a written capital restoration plan to the FDIC by September 18, 2009; a capital restoration plan was submitted timely. In a letter dated October 30, 2009, the FDIC informed the Bank that its capital restoration plan was not acceptable. The FDIC cited various reasons for not accepting the plan, including that it was not based on realistic or supporting assumptions for raising additional capital, that the plan’s reliance on reducing asset size lacked support for the assumptions used and that the plan lacked support for income projections. The letter also stated that the Company should submit an updated plan no later than November 30, 2009. Although the Company has not submitted a plan as of the date of filing of this Form 10-Q, the Company intends to submit an updated plan in the near future.

On November 5, 2009, the Bank received from the FDIC a Supervisory Prompt Corrective Action Directive (the “PCA Directive”) dated November 4, 2009. The PCA Directive directs the Bank (i) within 30 days of receipt of the PCA Directive, to sell enough shares or obligations of the Bank so that the Bank will be adequately capitalized and/or to accept an offer to be acquired; (ii) not to accept, renew or rollover any brokered deposits; (iii) to restrict interest rates paid on deposits to a rate not significantly higher than that paid on similar deposits in its market area; (iv) not to permit average assets to grow; (v) not to accept, renew or rollover deposits from correspondent depository institutions; (vi) not to make any capital distributions or dividend payments to Bancorp or any affiliate, or to pay any bonuses to, or increase the compensation of, any director or officer of the Bank without approval from the FDIC, (vii) to comply with affiliate transaction rules; and (viii) not to engage in branching or sell, relocate or dispose of any branch without the FDIC’s approval.

The Company and the Bank intend to use their best efforts to meet the requirements and comply with the restrictions set forth in applicable law and regulations and in the orders, directives and agreements described above. It is highly doubtful, however, that we will be able to raise additional capital or accept a merger offer within the 30-day time period specified in the PCA Directive or within the 90-day time period specified in the Consent Order. If the Company’s and the Bank’s capital further deteriorates or we are unable to comply with the regulatory orders, directives and agreements, the regulators may take more draconian measures including placing the Bank into receivership or similar action. In general, no later than 90 days after an insured depository institution becomes critically undercapitalized, the prompt corrective action statute requires the appropriate federal regulatory agencies to appoint a receiver for the institution or take such other action as the agency determines would better achieve the purpose of the law. Such an action would have a material and adverse effect on the value of our stock and it would result in having little or no value.

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION—(Continued)

Business Plan and Going Concern Considerations:

In order to achieve compliance with the various agreements required by the regulators, we will need to raise capital, obtain additional liquidity sources, sell assets to deleverage, or consider other strategic alternatives. Our ability to accomplish these goals is significantly constrained in the current economic environment. Access to capital markets and liquidity is extremely limited, and we can give no assurances that we will be able to acquire additional capital, liquidity or to sell assets. Our ability to decrease our levels of nonperforming assets is also vulnerable to market conditions, as many borrowers rely on an active real estate market as a source of repayment, particularly our construction loan borrowers. If the real estate market does not improve, our level of nonperforming assets may continue to increase and this will further put strain on liquidity and capital positions.

As a result of the Bank’s capital level, we are prohibited from using brokered deposits to meet our funding/liquidity needs as other deposits and brokered deposits mature, unless we first obtain a waiver from the FDIC. In addition, the Company is prohibited from offering deposit rates substantially above rates offered by similar financial institutions in its market. This continues to place significant strain on our liquidity position. As of September 30, 2009, the Bank had $68,207,000 in brokered deposits, of which $29,836,000 mature during the remainder of 2009. The maturities of these brokered deposits are as follows: $29,836,000 in the fourth quarter of 2009; $24,017,000 in the first quarter of 2010; $7,501,000 in the second quarter of 2010, and $6,853,000 thereafter.

In the second quarter of 2009, the Bank resumed issuing certificates of deposit through internet-based deposit listing services (“internet deposits”) in anticipation of using proceeds generated to replace brokered deposits as they mature. However, the restriction in the PCA Directive on offering or renewing correspondent depository institution deposits imposes certain restrictions on our ability to accept internet deposits in the future. As of September 30, 2009, the Bank had internet deposits totaling $123,334,000. Internet deposits mature as follows: $42,308,000 in the fourth quarter of 2009; $29,578,000 in the first quarter of 2010; $27,496,000 in the second quarter of 2010; and $23,952,000 thereafter. In addition, the Bank has been working vigorously to grow core deposits. Core deposits grew $22,389,000 from December 31, 2008 to September 30, 2009. The growth in internet and core deposits has increased our on-balance sheet liquidity position as well as allowed us to reduce our concentration of brokered deposits, which fell from $130,700,000 or 36 percent of total deposits at December 31, 2008 to $68,207,000 or 16 percent of total deposits at September 30, 2009.

We have been aggressively researching alternative resources to meet our liquidity needs and to maintain an adequate cash flow position to sustain operations of the Company. In addition to the on-balance sheet liquidity generated by our growth in deposits, the Bank pledged loan collateral to secure its existing line of credit with the FRB. As of September 30, 2009, the Bank was eligible to borrow up to $6,200,000 from the FRB discount window. This line of credit has since been reduced to $2,900,000. The Bank was eligible to borrow up to $65,000,000 with the Federal Home Loan Bank of Seattle; borrowings with the FHLB totaled $31,725,000 at September 30, 2009.

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

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION—(Continued)

Note 3: Stock-based Compensation

Stock option and equity compensation plan. In April 2000, the shareholders of the Bank adopted the 2000 Stock Option Plan that was subsequently adopted by Bancorp as a result of the holding company formation. In April 2003, the shareholders of Bancorp approved an amendment to the 2000 Stock Option Plan to increase the number of shares available under the plan by 66,000. In April 2006, the shareholders adopted the Second Amended 2000 Stock Option and Equity Compensation Plan which allows greater flexibility in the type of equity compensation to be awarded and to the terms of such awards. In April 2008, the shareholders adopted the Stock Option and Equity Compensation Plan (“Amended Plan”) which increased the number of shares available under the plan by 120,000. Up to 472,210 shares of common stock may be awarded under the Amended Plan. Awards available under the plan are subject to adjustment for all stock dividends and stock splits paid by the Company. As of September 30, 2009, approximately 162,808 shares of common stock were available for future grant under the Amended Plan.

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

During the third quarter, no stock options were granted or exercised and 6,579 options were forfeited.

A summary of activity in the stock option plan for the nine months ended September 30, 2009 follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at the beginning of the year	169,152	$9.82
Granted	—	—
Exercised	—	—
Forfeited	(7,803)	(13.43)

Outstanding at the end of the period	161,349	$9.65	3.80 years	N/A

Exercisable at the end of the period	142,665	$9.11	3.33 years	N/A

Vested or expected to vest	153,282	$9.65	3.80 years	N/A

As of September 30, 2009, there was $49,000 of total unrecognized compensation cost related to outstanding stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of 0.36 years.

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION—(Continued)

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

There were no grants of restricted stock in the first nine months of 2009.

A summary of the status of the Company’s nonvested awards as of September 30, 2009 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	31,126	$11.89
Granted	—	—
Vested	—	—
Forfeited	(2,887)	12.67

Nonvested at September 30, 2009	28,239	11.82

Vested or expected to vest	26,827	$11.82

As of September 30, 2009, there was $215,000 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.34 years.

Note 4: Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2009 and the corresponding amounts of unrealized gains and losses therein (in thousands):

September 30, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government-sponsored entities and agencies	$70,758	$289	$(26)	$71,021
State and political subdivisions	2,528	96	—	2,624

Mortgage-backed securities and collateralized mortgage obligations - residential	2,356	70	—	2,426

Total available-for-sale securities	$75,642	$455	$(26)	$76,071

Securities with unrealized losses at September 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

September 30, 2009
(in thousands)	Less than 12 Months		12 Months or More		Fair Value	Total Unrealized Loss
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$4,974	$(26)	$—	$—	$4,974	$(26)
Total temporarily impaired	$4,974	$(26)	$—	$—	$4,974	$(26)

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION—(Continued)

At September 30, 2009, securities with unrealized losses have an aggregate depreciation of 0.5 percent from the Company’s amortized cost basis. The unrealized losses are predominately the result of changing market values due to increasing short-term market interest rates, and are expected to regain the lost value with stable or declining interest rates and, accordingly, are considered as temporary. No credit issues have been identified that cause management to believe the declines in market value are other than temporary.

The Company is required to hold certain amounts of FHLB stock as a member of the Federal Home Loan Bank of Seattle (“FHLB”). The amount required to be held is based upon outstanding borrowings from the FHLB. At September 30, 2009, the Company held FHLB stock with a par value of $3,073,000. FHLB stock is considered to be a long-term, restricted investment security, as the investment must be maintained in order to secure borrowing commitments from FHLB. In addition, the Company may only redeem the investment at par value. Thus, when evaluating FHLB stock for impairment, its value must be based upon the ultimate recoverability of the par value. FHLB recently announced that, under the regulations of the Federal Housing Finance Agency (“FHFA”), it had a risk-based capital deficiency. Because of the deficiency, FHLB announced that it would suspend dividends and excess stock redemptions. The Company did not record an other than temporary impairment on the investment in FHLB stock as management believes in the ultimate recoverability of the fair value of the stock.

The scheduled maturities of securities available-for-sale at September 30, 2009 were as follows. Securities not due at a single maturity date are shown separately:

Fair Value
(in thousands)	September 30, 2009
Due in one year or less	$753
Due after one year through five years	72,892
Due after five years through ten years	—

Total	73,645
Mortgage-backed securities and collateralized mortgage obligations	2,426

Total	$76,071

There were no sales of securities available for sale in the first nine months of 2008. Sales of securities available for sale for the nine months ended September 30, 2009 were as follows (in thousands):

2009
Proceeds from sales	$26,231
Gross realized gains	$152
Gross realized losses	$3

Note 5: Loans

Loans at September 30, 2009 and December 31, 2008 consisted of the following:

(in thousands)	September 30, 2009	December 31, 2008
Commercial	$75,253	$94,190
Real estate:
Commercial	181,208	169,754
Construction	81,916	99,484
Residential 1-4 family	26,704	33,961
Consumer and other	18,517	25,282

Total	$383,598	$422,671

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION—(Continued)

Changes in the allowance for loan losses were as follows for the nine months ended September 30, (in thousands):

	2009	2008
Balance at January 1	$10,498	$4,166
Recoveries credited to the allowance	226	63
Provision for loan losses	24,932	2,842
Loans charged off	(11,269)	(986)

Balance at December 31	$24,387	$6,085

Nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, at September 30, 2009 and December 31, 2008 were as follows:

(in thousands except ratio data)	September 30, 2009	December 31, 2008
Loans past due 90 days or more and still accruing	$225	$1,185
Loans accounted for on a nonaccrual basis	68,722	22,782

Non-performing loans were $68,947,000 at September 30, 2009 as compared to $23,967,000 at December 31, 2008. A portion of the allowance for loan losses is allocated to impaired loans. A loan is impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest according to the contractual terms of its original agreement. Information with respect to impaired loans and the related allowance for loan losses is as follows (in thousands):

	September 30, 2009	December 31, 2008
Impaired loans for which no allowance for loan losses was allocated	$26,341	$6,537
Impaired loans with an allocation of the allowance for loan losses	44,060	19,079

Total	$70,401	$25,616

Amount of the allowance for loan losses allocated	$8,892	$2,882

Note 6: Earnings (loss) per share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share of common stock is as follows (in thousands, except share and per share data):

	Three months ended September 30,
	2009	2008
Loss (numerator):
Net loss	$(6,787)	$(47)
Net loss allocated to participated stock awards	—	—

Net loss available to common stock shareholders	$(6,787)	$(47)

Shares (denominator):
Weighted average number of common stock shares outstanding – basic	2,513,693	2,529,433
Dilutive effect of outstanding stock options	—	—

Weighted average number of common stock shares outstanding and assumed conversion – diluted	2,513,693	2,529,433

Basic loss per share of common stock	$(2.70)	$(0.02)

Diluted loss per share of common stock	$(2.70)	$(0.02)

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION—(Continued)

	Nine months ended September 30,
	2009	2008
Income (numerator):
Net income (loss)	$(25,769)	$3,511
Net income (loss) allocated to participated stock awards	—	(6)

Net income (loss) available to common stock shareholders	$(25,769)	$3,505

Shares (denominator):
Weighted average number of common stock shares outstanding – basic	2,513,693	2,520,759
Dilutive effect of outstanding stock options	—	31,133

Weighted average number of common stock shares outstanding and assumed conversion – diluted	2,513,693	2,551,892

Basic earnings (loss) per share of common stock	$(10.25)	$1.38

Diluted earnings (loss) per share of common stock	$(10.25)	$1.37

On January 1, 2009, the Company adopted ASC 260, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that require calculation of earnings per share under the “two-class” method as specified in the accounting literature regarding earnings per share. The two-class method is an earnings allocation methodology that determines earnings per share separately for each class of stock and participating security. Participants in the Company’s equity compensation plan who are granted restricted stock are allowed to retain cash dividends paid on nonvested shares. Therefore, nonvested restricted stock awards qualify as participating securities and earnings per share must be calculated using the two-class method. The application of the two-class method resulted in $0.01 per share reduction in basic earnings (loss) per share for the nine months ended September 30, 2008. There was no change in the earnings (loss) per share for the three and nine months ended September 30, 2009 or for the three months ended September 30, 2008.

For the diluted earnings per share calculation for the three and nine month periods ended September 30, 2009 and the three month period ended September 30, 2008, stock options were not considered due to the net loss incurred. For the three and nine month periods ended September 30, 2008, all stock options were considered anti-dilutive.

Note 7: Retirement Benefits

The Company participates in a defined contribution retirement plan. The 401(k) plan permits all salaried employees to contribute up to a maximum of 15 percent of gross salary per month. During the first six months of 2009, for the first 6 percent, the Company contributed one dollar for each dollar the employee contributes. During the third quarter of 2009, the Company eliminated its matching contributions as part of its overall expense reduction plan. Prior to 2009, the Company contributed two dollars for each dollar the employee contributed. Partial vesting of Company contributions to the plan began at 20 percent after two years of employment, and such contributions were 100 percent vested with five years of employment. The Company recognized expense of $8,000 and $122,000 related to contributions to the plan for the quarters ended September 30, 2009 and 2008, respectively. Expense related to contributions to the plan for the first nine months of 2009 were $116,000 and $369,000 for the same period in 2008.

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION—(Continued)

Note 8: Junior Subordinated Debt

In April 2007, the Company formed EvergreenBancorp Statutory Trust III (“Trust III”) a statutory trust formed under the laws of the State of Delaware. Trust III issued $5 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust III, the Company issued junior subordinated debentures to Trust III. The junior subordinated debentures are the sole assets of Trust III. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.65 percent (1.95 percent at September 30, 2009). The junior subordinated debentures are redeemable at par beginning in December 2012; the debentures will mature in June 2037, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods.

In November 2006, Bancorp formed EvergreenBancorp Statutory Trust II (“Trust II”) a statutory trust formed under the laws of the State of Connecticut. In November 2006, Trust II issued $7 million in trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, Bancorp issued junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to the three-month LIBOR plus 1.70 percent (2.00 percent at September 30, 2009). The junior subordinated debentures are redeemable at par beginning in December 2011; the debentures will mature in December 2036, at which time the preferred securities must be redeemed. The Company has the option to defer interest payments on these subordinated debentures from time to time for a period not to exceed twenty consecutive quarterly periods. Bancorp has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Trust II under the preferred securities as set forth in such guarantee agreement.

Effective with the March 15, 2009 payments, the Company deferred payments on all junior subordinated debentures. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters. As such, the deferral of interest does not constitute a default. During the interest deferral period, the Company will continue to record the expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest is due and payable. The Company had accrued and unpaid interest totaling $306,000 at September 30, 2009.

Note 9: Fair Value

Generally Accepted Accounting Principles (“GAAP”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION—(Continued)

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2009:
U.S. government-sponsored entities and agencies			$71,021
State and political subdivisions			2,624
Mortgage-backed securities and collateralized mortgage obligations – residential			2,426

Total available for sale securities	$76,071	$—	$76,071	$—

Assets at December 31, 2008:
U.S. government-sponsored entities and agencies			$4,087
State and political subdivisions			2,564
Mortgage-backed securities and collateralized mortgage obligations – residential			2,935

Total available for sale securities	$9,586	$—	$9,586	$—

The following financial assets and liabilities were measured at fair value on a non-recurring basis (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2009:
Impaired loans	$35,168	—	—	$35,168
Assets at December 31, 2008:
Impaired loans	$16,197	—	—	$16,197

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $44,060,000 at September 30, 2009 as compared to $19,079,000 at December 31, 2008. The fair value of collateral is calculated using a third party appraisal. The valuation allowance for these loans was $8,892,000 at September 30, 2009 as compared to $2,882,000 at December 31, 2008. The provision for loan losses made for impaired loans during the nine months ended September 30, 2009 was $6,300,000.

EVERGREENBANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL INFORMATION—(Continued)

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below (in thousands):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2009:
Other real estate owned	$6,370	—	—	$6,370
Assets at December 31, 2008:
Other real estate owned	$4,901	—	—	$4,901

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. During the nine months ended September 30, 2009, write-downs on real estate owned totaled $478,000.

The carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$28,748	$28,748	$14,009	$14,009
Federal Home Loan Bank certificate of deposits	329	329	325	325
Federal Home Loan Bank Stock	3,073	N/A	3,073	N/A
Net loans, excluding loans disclosed above	315,151	319,551	393,094	404,849
Accrued interest receivable	1,448	1,448	1,782	1,782
Financial liabilities
Deposits	$438,756	$439,517	$358,890	$360,942
Advances from Federal Home Loan Bank	31,725	35,521	64,825	69,189
Junior subordinated debt	12,372	3,712	12,372	6,746
Accrued interest payable	513	513	1,278	1,278

The methods and assumptions used by the Company in estimating the fair value of the financial instruments are described in the Company’s Annual Report on Form 10-K.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s results of operations primarily depend on net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowed funds, net of the provision for loan losses. The Bank’s operating results are also affected by loan fees, service charges on deposit accounts, net merchant credit card processing fees, and other noninterest income. Operating expenses of the Bank include employee compensation and benefits, occupancy and equipment costs, data processing costs, professional fees, marketing, state and local taxes, federal deposit insurance premiums and other administrative expenses.

The Bank’s results of operations are further affected by economic and competitive conditions, particularly changes in market interest rates. Results are also affected by monetary and fiscal policies of federal agencies, and actions of regulatory authorities.

The following discussion contains a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended September 30, 2009. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes contained elsewhere in this report. When warranted, comparisons are made to the same periods in 2008 and to the previous year ended December 31, 2008. For additional information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, or the documents incorporated by reference:

•	declining capital ratios and/or failure to raise additional capital;

•	restrictions and prohibitions in current or future regulatory orders, directives, or similar documents;

•	the risks associated with lending and potential adverse changes in credit quality;

•	increased loan delinquency rates;

•	the risks presented by a continued economic slowdown, which could adversely affect credit quality, loan collateral values, investment values, liquidity levels, and loan originations;

•	changes in market interest rates, which could continue to adversely affect our net interest income and profitability;

•	legislative or regulatory changes that adversely affect our business or our ability to complete pending or prospective future acquisitions;

•	reduced demand for banking products and services;

•	competition from other financial services companies in our markets; and

•	success in managing risks involved in the foregoing.

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

Net Income (Loss)

Three months and nine months ended September 30, 2009 and 2008

For the third quarter of 2009, the Company reported a net loss of $6,787,000 compared to a net loss of $47,000 for the third quarter of 2008. The increased loss was primarily the result of a much larger provision for loan losses (approximately $6,700,000) and the reduction in net interest income of $958,000 for the third quarter of 2009 compared with the same period in 2008 due to an increase in nonaccrual loans.

Basic and diluted losses per common share for the third quarter of 2009 were ($2.70) and ($2.70), respectively, compared to basic and diluted losses per common share of ($0.02) and ($0.02), respectively, for the same period one year ago.

For the third quarter of 2009, annualized return on average common equity and annualized return on average assets was (185) percent and (5.46) percent, respectively, compared to (1) percent and (0.04) percent, respectively, for the same period in 2008.

For the first nine months of 2009, net losses were $25,769,000, compared with net income of $3,511,000 for the first nine months of 2008, a decrease of $29,280,000 or 834 percent. The primary reason for the decrease was an increase in the provision for loan losses which totaled $24,932,000 for the nine months ended September 30, 2009 as compared to $2,842,000 for the same period in 2008. The decline was further affected by a decrease in noninterest income due to a gain totaling $5,587,000 that the Company realized as a result of Visa, Inc.’s initial public offering (“IPO”) in March 2008, as well as an increase in noninterest expense of $1,209,000 related to FDIC insurance premiums.

Basic and diluted losses per common share were ($10.25) and ($10.25), respectively, for the first nine months of 2009 and basic and diluted earnings per common share were $1.38 and $1.37, respectively, for the same period in 2008. Annualized return on average assets was (6.92) percent for 2009 and 1 percent for 2008. Annualized return on average common equity was (234) percent for the first nine months of 2009 and 17 percent for the same period of 2008.

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

Net interest income before the provision for loan losses was $3,183,000 for the third quarter of 2009, compared to $4,141,000 for the same period in 2008, a decrease of $958,000 or 23 percent. Net interest income before provision for loan losses was $10,109,000 for the first nine months of 2009 compared with $12,017,000 for the first nine months of 2008, a decrease of $1,908,000 or 16 percent.

Interest income for the third quarter of 2009 was $5,774,000 as compared with $7,258,000 in the same quarter of 2008. The decrease in interest income was attributable to a decline in the average yield on interest-earning assets. The yield on these assets decreased 207 basis points (“bp”) from 6.57 percent for the quarter ended September 30, 2008 to 4.50 percent for the quarter ended September 30, 2009. Yields on average loan balances decreased 123 basis points from 6.73 percent for the third quarter of 2008 to 5.50 percent for the third quarter of 2009. The yield on average loans was affected by a significant increase in non-earning assets. Loans on nonaccrual status totaled $68,722,000 at September 30, 2009 as compared with $8,650,000 at September 30, 2008. In addition, other real estate owned (“REO”) totaled $6,370,000 at September 30, 2009; the Bank did not have any REO at September 30, 2008. Nonaccrual loans had the effect of lowering the yield earned on average loans by approximately 70 bp. The decline in yield was partially offset by an increase of $70,864,000 or 16 percent in average interest-earning assets which totaled $511,420,000 for the quarter ended September 30, 2009 as compared with $440,556,000 for the same quarter in the prior year. The increase in average earning assets was primarily attributable to growth in investment securities as well as interest-bearing deposits. Average investment securities grew from $14,804,000 in the third quarter of 2008 to $80,197,000 in the same quarter in 2009. The Company’s average interest-bearing deposits rose from $5,097,000 in the third quarter of 2008 to $36,929,000 in the same period in 2009. Both of these balances increased as a result of the Company’s efforts to enhance on-balance sheet liquidity.

Interest income for the first nine months of 2009 was $18,038,000 as compared with $21,732,000 in the first nine months of 2008, a decrease of $3,694,000 or 17 percent. The decrease is primarily due to a drop in yields on interest-earning assets which fell from 6.87 percent to 4.96 percent year over year. Yields on average loans for the nine month period ended September 30, 2009 was 5.66 percent compared with 7.06 percent for the same period in 2008. The decrease in yields on loans was primarily attributable to a rise in non-earning assets. Nonaccrual loans had the effect of lowering the yield earned on average loans by approximately 56 bp. The yield on average investment securities declined by 215 basis points from 4.06 percent at September 30, 2008 to 1.91 percent at September 30, 2009. The decline in yields were partially offset by an increase in average interest-earning assets, which grew from $423,767,000 from the nine months ended September 30, 2008 as compared to $487,167,000 in the same period in 2009. This increase was centered mostly in growth in interest-bearing deposits in its correspondent financial institutions, which increased from $6,319,000 for the nine months ended September 30, 2008 to $35,500,000 for the same period in 2009 as the Company focused on a strategy to increase liquidity.

Interest expense for the three months ended September 30, 2009 was $2,591,000 compared to $3,117,000 for the same period in the prior year, a decrease of $526,000 or 17 percent. Average rates paid on interest-bearing deposits decreased 102 basis points from 3.16 percent for the three months ended September 30, 2008 to 2.14 percent for the same period in 2009. Average rates paid on Federal Home Loan Bank (“FHLB”) advances dropped 89 basis points from an average of 3.85 percent for the third quarter of 2008 to 2.96 percent for the same period this year. In addition, rates paid on junior subordinated debt fell 211 basis points from 4.35 percent for the three months ended September 30, 2008 to 2.24 percent for the same period in 2009. The decrease in average rates paid on liabilities was partially offset by an increase in average interest-bearing liabilities. Average interest-bearing deposits increased from $299,553,000 for the quarter ended September 30, 2008 to $392,738,000 for the same period ended September 30, 2009; $90,197,000 of the increase was growth in internet deposits, offset by a drop in average brokered deposits which fell $51,008,000. Partially offsetting the increase in average interest-bearing deposits, average FHLB advances fell to $55,049,000 for the three months ended September 30, 2009 compared with $61,574,000 in the same period in 2009.

For the nine months ended September 30, 2009, interest expense totaled $7,929,000 as compared to $9,715,000 for the same period in 2008, a decrease of $1,786,000 or 18 percent. Average interest-bearing deposits increased from $272,080,000 for the nine months ended September 30, 2008 to $360,445,000 for the same period in 2009, while, during the same period, rates paid on these liabilities fell 114 bp. Average FHLB advance balances decreased from $72,333,000 for the nine months ended September 30, 2008 to $61,595,000 for the nine months ended September 30, 2009. Average rates paid on these advances decreased 108 basis points from 3.85 percent for the nine months ended September 30, 2008 to 2.77 percent for the nine months ended September 30, 2009. The rates paid on junior subordinated debt also fell from 5.02 percent for the nine months ended September 30, 2009 to 2.88 percent in the same period in 2009.

The net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, was 2.49 percent for the quarter ended September 30, 2009 compared with 3.75 percent for the same period in 2008. The net interest margin was 2.79 percent for the first nine months of 2009 compared to 3.80 percent for the same period one year ago. The weighted average yield on interest earning assets was 4.96 percent for the first nine months of 2009 compared to 6.87 percent for the first nine months of 2008, a decrease of 191 basis points. Interest expense as a percentage of average earning assets was 2.18 percent for the first nine months of 2009, compared to 3.06 percent during the same period in 2008, a decrease of 88 basis points. The greater decrease in yields on interest-earning assets compared with the decrease in yields on interest-bearing liabilities caused compression in the net interest margin. This is primarily due to the Company’s interest-earning assets repricing more quickly than its interest-bearing liabilities as interest rates declined throughout 2008. The net interest margin was further compressed due to the increase in nonaccrual loans of $60,072,000 from September 30, 2008 to September 30, 2009.

Noninterest Income/Expense

Noninterest income in the third quarter of 2009 was $843,000 compared to $404,000 in the same quarter of 2008, an increase of $439,000 or 109 percent. This increase was primarily due to a gain of $255,000 realized on the Company’s shares of Visa, Inc. Class B common stock. For discussion of the Company’s indemnification of Visa, Inc. and its ownership of Visa, Inc. common stock see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commitments. In addition to the gain on Visa, Inc. common stock, the Company also realized gains on the sales of available for sale securities, totaling $149,000. The gains were partially offset by a reduction in noninterest income of $37,000 from the Company’s bank owned life insurance policies (“BOLI”). The policies were surrendered in July 2009 in efforts to enhance liquidity.

Noninterest income for the nine months ended September 30, 2009 was $1,523,000 compared with $6,837,000 for the same period of 2008, a decrease of $5,314,000 or 78 percent. The decrease was primarily due to a gain of $5,587,000 recognized in March 2008 resulting from Visa, Inc’s IPO. This amount included a cash gain of $3,465,000 recorded as a result of the mandatory redemption of a portion of the Company’s Visa shares. An additional non-cash gain of $2,122,000 was recorded as a result of Visa establishing an escrow account to cover certain litigation judgments and settlements that the Company had recorded in the fourth quarter of 2007. Noninterest income was also affected by a decrease in service charges, which fell from $887,000 for the nine months ended September 30, 2008 to $737,000 for the same period in 2009 due to a decline in NSF and account analysis fee income. Partially offsetting the decrease, gains of $149,000 were recorded for the sale of investment securities.

Noninterest expense was $4,135,000 in the third quarter of 2009, compared to $4,148,000 in the same quarter of 2008, a slight decrease of $13,000, or less than 1 percent. The decline is due to the drop in litigation expense of $572,000 related to the Company’s indemnification of Visa, Inc. For discussion of the Company’s indemnification of Visa, Inc. and its ownership of Visa, Inc. common stock see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commitments. In the third quarter, the Company stepped up its cost cutting efforts. As a result, salaries and benefits expense fell significantly; totaling $1,532,000 for the three months ended September 30, 2009 compared with $1,764,000 for the same period in 2008. In addition, occupancy and equipment expense was $519,000 for the three months ended September 30, 2009, a $14,000 or 3 percent decrease from the same period in 2008. Marketing expense for the third quarter was $84,000 compared with $122,000 for the same period in 2008, a decrease of $38,000 or 31 percent. State revenue and sales tax expense dropped, totaling $19,000 for the quarter ended September 30, 2009 compared with $129,000 in the same quarter in 2008, due to the drop in revenue. Offsetting the decrease in expense, data processing was $311,000 for the three months ended September 30, 2009 as compared to $252,000 for the same period in the previous year, an increase of $59,000 or 23 percent. Professional fees increased $108,000 or 79 percent quarter to quarter, primarily due to increased loan-related legal fees. The Company also recognized losses of $65,000 on the sale of REO properties. In the second quarter of 2009, the Company recorded a valuation allowance of $205,000 for one REO property based upon the assumption that the value of the property had declined subsequent to receiving an appraisal. In the third quarter of 2009, the Company received a new appraisal that verified the value of the property had not declined. Based upon the new appraisal, the Company reversed the $205,000 valuation allowance. This reversal was offset by losses recorded for declines in the value of two other REO properties totaling $107,000 for the three months ended September 30, 2009.

Noninterest expense for the nine months ended September 30, 2009 was $12,469,000 compared with $11,002,000 for the same period of 2008, an increase of $1,467,000 or 13 percent. The primary reason for the increase in noninterest expense was a substantial increase in FDIC insurance premiums as well as a special assessment assessed on all FDIC insured financial institutions in the second quarter of 2009. FDIC insurance expense totaled $1,438,000 for the nine months ended September 30, 2009 compared with $229,000 for the same period in 2008. Professional fees were $573,000 for the nine months ended September 30, 2009 as compared with $356,000 for the same period in 2008. The increase was primarily due to costs recognized for loan-related legal fees. Write downs on REO totaled $478,000 for the nine months ended September 30, 2009; losses on the sale of REO were $65,000 for the same period. The increase of $83,000, or 5 percent, in occupancy expense for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to costs associated with the relocation of two branch offices. Data processing increased $149,000 or 21 percent for the nine months ended September 30, 2009 as compared with the same period in 2008. The Company implemented a number of cost-reducing measures to offset these increases, including reducing its 401(k) plan matching contributions. As a result, salaries and benefits expense remained flat for the nine months ended September 30, 2009, as compared with the same period in 2008. Marketing expense fell to $186,000 for year-to-date period ended September 30, 2009 from $489,000 for the same period in 2008, a decrease of $303,000 or 62 percent. State revenue and sales tax expense for the first nine months of 2009 fell by $132,000 or 29 percent primarily due to reduced revenues.

Income tax expense (benefit)

The Company has experienced significant losses during the past few quarters. Due to the Company’s negative net worth and the substantial doubt about its ability to continue as a going concern, the Company has established a valuation allowance against the tax receivables, other than the receivables related to carry-back to taxes paid in prior years. As such, the Company did not recognize a tax benefit in the third quarter of 2009 or nine months ended September 30, 2009. The Company recognized an income tax benefit of $57,000 during the third quarter of 2008. The effective tax rate for the three and nine months ended September 30, 2008 was 54 percent and 30 percent.

Subsequent to the end of the third quarter of 2009, President Barack Obama signed into law the Worker, Home Ownership and Business Assistance Act of 2009 (the “Act”). The Act includes a provision that extends the federal income tax carry-back period for net operating losses from 2 to 5 years, subject to certain restrictions and limitations. The Company determined that it is eligible to recover approximately $1,900,000 of prior income tax payments made back to 2003 as a result of the Act.

Provision and Allowance for Loan Losses

Included in the results of operations for the quarters ended September 30, 2009 and 2008 is expense of $6,677,000 and $501,000, respectively, related to the provision for loan losses. The provision for loan losses for the nine months ended September 30, 2009 was $24,932,000 as compared to $2,842,000 for the same period of 2008.

The increased provision for loan losses for the third quarter of 2009 as compared to the provision for loan losses made during the third quarter of 2008 is primarily due to the significant increase in impaired loans and the continued deterioration of the loan portfolio. Impaired loans at September 30, 2009 totaled $70,401,000 as compared to $36,882,000 at June 30, 2009 and $25,616,000 at December 31, 2008. As a result of the increase in impaired loans, the allowance allocated to impaired loans increased to $8,892,000 at September 30, 2009 as compared to $2,402,000 at June 30, 2009 and $2,882,000 at December 31, 2008.

The increase in the year-to-date provision for loan losses of approximately $22,000,000 was a result of significant increases in impaired loans, the subsequent charging off of portions of those loans, and the increase in classified and criticized, performing, non-impaired loans that have been identified by the Company as having a higher risk of default than other performing loans.

As discussed in the above, there has been a significant increase in impaired loans, which has resulted in a $6,000,000 increase in allowance allocated to impaired loans at September 30, 2009 as compared to December 31, 2008. In addition to this, the Company had net charge offs of approximately $11,043,000 during the nine months ended September 30, 2009 as compared to $923,000 for the nine months ended September 30, 2008, an increase of approximately $10,000,000. Performing, non-impaired, classified and criticized loans that the Company believes may have a higher risk of default, totaled $52,000,000 at September 30, 2009 compared with $87,000,000 at June 30, 2009 and $42,000,000 at December 31, 2008. Although currently performing, management has determined that due to the nature of these loans, and level of migration of such loan types into the impaired category over the past few quarters, a higher level of allowance for loan losses against these loans is necessary. The decrease from June 30, 2009 to September 30, 2009 was primarily due to the movement of loans from the performing, non-impaired, classified and criticized loan category to an impaired status.

Please refer to Financial Condition, “Allowance for Loan Losses” for further discussion of the provision for loan losses.

FINANCIAL CONDITION

Loans

At September 30, 2009, loans totaled $383,598,000 compared to $422,671,000 at December 31, 2008, a decrease of $39,073,000 or 9 percent.

At September 30, 2009, the Bank had $333,298,000 in loans secured by real estate, which includes loans primarily for a commercial purpose, secured by real estate. The collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate exposures and typically requires loan-to-value ratios of no greater than 80 percent at the date of loan origination.

The following tables set out the composition of the types of loans, the allocation of the allowance for loan losses and the analysis of the allowance for loan losses as of September 30, 2009 and December 31, 2008:

Types of Loans

(in thousands)	September 30, 2009	% of loans in each category to total loans	December 31, 2008	% of loans in each category to total loans
Commercial	$75,253	20	$94,190	22
Real estate:
Commercial	181,208	47	169,754	40
Construction	81,916	21	99,484	24
Residential 1-4 family	26,704	7	33,961	8
Consumer and other	18,517	5	25,282	6

Total	$383,598	100	$422,671	100

Allowance for Loan Losses

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis after consideration of a number of factors, including the volume and composition of the loan portfolio, impairment of individual loans, concentrations of credit, past loss experience, current delinquencies, information about specific borrowers, current economic conditions, results of regulatory examinations, and other factors. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at September 30, 2009, there can be no assurance that such losses will not exceed estimated amounts.

At September 30, 2009, the allowance for loan losses was $24,387,000 compared to $10,498,000 at December 31, 2008. The ratio of the allowance to total loans outstanding was 6.36 percent at September 30, 2009, and 2.48 percent at December 31, 2008.

In the following table, the allowance for loan losses at September 30, 2009 and December 31, 2008 has been allocated among major loan categories based on a number of factors including quality, volume, current economic outlook, and other business considerations.

(in thousands)	September 30, 2009 Amount	% of Loans in Each Category to Total Loans	December 31, 2008 Amount	% of Loans in Each Category to Total Loans
Commercial	$4,104	20	$3,272	22
Real estate:
Commercial	5,441	47	3,104	40
Construction	10,095	21	3,042	24
Residential 1-4 family	4,401	7	600	8
Consumer and other	346	5	480	6

Total	$24,387	100	$10,498	100

% of Loan portfolio	6.36%		2.48%

This analysis of the allowance for loan losses should not be interpreted as an indication that chargeoffs will occur in these amounts or proportions, or that the allocation indicates future chargeoff trends. Furthermore, the portion allocated to each category is not the total amount available for future losses that might occur within each category.

The following table summarizes activity in the allowance for loan losses and details the chargeoffs, recoveries and net loan losses by loan category.

(in thousands)	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Beginning Balance	$10,498	$4,166

Chargeoffs
Commercial	5,752	717
Real estate:
Commercial	866	—
Construction	1,813	—
Residential 1-4 family	2,342	103
Consumer and other	496	166

Total charge-offs	11,269	986

Recoveries
Commercial	130	13
Real estate:
Commercial	50	—
Construction	—	—
Residential 1-4 family	1	25
Consumer and other	45	25

Total Recoveries	226	63

Net chargeoffs/(recoveries)	11,043	923
Provision	24,932	2,842

Ending balance	$24,387	$6,085

Nonperforming loans, which include nonaccrual loans and loans 90 or more days past due, at September 30, 2009 and December 31, 2008 were as follows:

(in thousands except ratio data)	September 30, 2009	December 31, 2008
Loans past due 90 days or more and still accruing	$225	$1,185
Loans accounted for on a nonaccrual basis	68,722	22,782
Nonperforming loans to allowance for loan losses	282.7%	228.3%
Nonperforming loans to total loans	17.97%	5.67%

Non-performing loans were $68,947,000 at September 30, 2009 as compared to $23,967,000 at December 31, 2008. Non-performing loans to total loans ratio stood at 17.97 percent at September 30, 2009 as compared to 5.67 percent at December 31, 2008.

A portion of the allowance for loan losses is allocated to impaired loans. A loan is impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest according to the contractual terms of its original agreement. Information with respect to impaired loans and the related allowance for loan losses is as follows (in thousands):

	September 30, 2009	December 31, 2008
Impaired loans for which no allowance for loan losses was allocated	$26,341	$6,537
Impaired loans with an allocation of the allowance for loan losses	44,060	19,079

Total	$70,401	$25,616

Amount of the allowance for loan losses allocated	$8,892	$2,882

Other real estate owned

Other real estate owned (“REO”) totaled $6,370,000 at September 30, 2009, compared with $4,901,000 at December 31, 2008. Other real estate owned is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense.

The following table presents activity related to other real estate owned for the periods shown (in thousands):

Nine months ended September 30, 2009
Balance at the beginning of the period	$4,901
Additions to REO	$3,800
Dispositions of REO	$(1,853)
Valuation adjustments in the period	$(478)

Balance at the end of the period	$6,370

In the second quarter of 2009, the Company recorded a valuation allowance of $205,000 for one REO property based upon the assumption that the value of the property had declined subsequent to receiving an appraisal in the first quarter of 2009. In the third quarter of 2009, the Company received a new appraisal that verified the value of the property had not declined. Based upon the new appraisal, the Company reversed the $205,000 valuation allowance. This reversal was offset by losses recorded for declines in the value of two other REO properties totaling $107,000 for the three months ended September 30, 2009.

Investments

At September 30, 2009, investments totaled $76,071,000, an increase of $66,485,000 from $9,586,000 at December 31, 2008. The increase in investments was primarily due to purchases of $75,766,000 in U.S. Treasury securities and $30,138,000 in U.S. agency securities. These were partially offset by maturities, principal payments, sales, and calls on securities available-for-sale.

For more information regarding securities, see Note 4: Securities to the unaudited consolidated financial statements.

Deposits

At September 30, 2009, total deposits were $438,756,000, compared to $358,890,000 at December 31, 2008, a 22 percent increase. Noninterest-bearing deposits totaled $46,044,000 at September 30, 2009 compared to $50,044,000 at December 31, 2008, a decrease of $4,000,000 or 8 percent. Interest-bearing deposits totaled $392,712,000 at September 30, 2009, compared to $308,846,000 at December 31, 2008, an increase of $83,866,000 or 27 percent. Approximately $57,477,000 or 69 percent of the net growth in interest-bearing deposits in the first nine months of 2009 was through the use of non-retail deposit sources, including brokered and internet bulletin board certificates of deposit.

As of September 30, 2009, the Bank had $68,207,000 in brokered deposits, of which $29,836,000 mature during the remainder of 2009. The maturities of these brokered deposits are as follows: $24,017,000 in the first quarter of 2010; $7,501,000 in the second quarter of 2010, and $6,853,000 thereafter. Due to the Bank’s undercapitalized status, it is unable to roll over, renew, or issue any new brokered deposits unless a waiver is granted by the FDIC. In the second quarter of 2009, the Bank resumed issuing certificates of deposit through internet-based deposit listing services (“internet deposits”) in anticipation of using proceeds generated to replace brokered deposits as they mature. As of September 30, 2009, the Bank had internet deposits totaling $123,334,000. Internet deposits mature as follows: $42,308,000 in the fourth quarter of 2009; $29,578,000 in the first quarter of 2010; $27,496,000 in the second quarter of 2010; and $23,952,000 thereafter. The restriction in the PCA Directive on offering or renewing correspondent depository institution deposits imposes certain restrictions on our ability to accept internet deposits in the future. Please see Note 2 for further discussion of the PCA Directive.

Borrowings and Junior Subordinated Debt

At September 30, 2009, the Bank’s Federal Home Loan Bank advances were $31,725,000 compared to $64,825,000 at December 31, 2008, a 51 percent decrease.

At September 30, 2009 and December 31, 2008 the Company had junior subordinated debt totaling $12,372,000. For discussion of trust preferred securities, see Note 8: Junior Subordinated Debt to the unaudited consolidated financial statements.

For discussion of Federal Home Loan Bank advances and junior subordinated debt, see Note 10: Borrowings and Junior Subordinated Debt to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K as of December 31, 2008.

Stockholders’ Equity and Capital Resources

Stockholders’ equity totaled ($4,446,000) at September 30, 2009, a decrease of $25,496,000 or 121 percent from December 31, 2008. Current losses were $25,769,000 and no dividends were paid for the nine months ended September 30, 2009. The change in unrealized gains/losses on securities available-for-sale, net of deferred taxes, increased stockholders’ equity by $201,000. Equity increased by $72,000 in common stock and surplus due to the recognition of stock option compensation expense.

Book value per share was ($1.74) at September 30, 2009 and $8.27 at December 31, 2008. Book value per share is calculated by dividing total equity by total shares outstanding.

As discussed in Note 2: Regulatory Actions and Matters, Business Plan, and Going Concern Considerations to the unaudited consolidated financial statements the Bank is no longer categorized as well-capitalized under the regulatory framework for prompt corrective action. The Company and the Bank are considered to be critically undercapitalized for regulatory capital purposes. The following table displays the capital amounts and ratios at September 30, 2009 and December 31, 2008 for the Company and the Bank.

(in thousands, except ratio data)	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009
Total capital (to risk-weighted assets)
Consolidated	$(4,206)	(1.18)%	$28,520	8.00%	N/A	N/A
Bank	12,072	3.39	28,508	8.00	$35,635	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	(4,206)	(1.18)	14,260	4.00	N/A	N/A
Bank	7,370	2.07	14,254	4.00	21,381	6.00
Tier 1 capital (to average assets)(1)
Consolidated	(4,206)	(0.82)	20,540	4.00	N/A	N/A
Bank	7,370	1.44	20,495	4.00	25,618	5.00
December 31, 2008
Total capital (to risk-weighted assets)
Consolidated	$38,720	9.10%	$34,023	8.00%	N/A	N/A
Bank	38,055	8.96	33,994	8.00	$42,492	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	27,957	6.57	17,011	4.00	N/A	N/A
Bank	32,679	7.69	16,997	4.00	25,495	6.00
Tier 1 capital (to average assets)(1)
Consolidated	27,957	6.03	18,536	4.00	N/A	N/A
Bank	32,679	7.05	18,548	4.00	23,185	5.00

(1)	Also referred to as the leverage ratio

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

At September 30, 2009, the Company had commitments to extend credit and contingent liabilities under lines of credit, standby letters of credit and similar arrangements totaling $46,219,000. Since many lines of credit do not fully disburse, or expire without being drawn upon, the total amount does not necessarily reflect future cash requirements.

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

The following table summarizes the Company’s significant contractual obligations and commitments at September 30, 2009:

(in thousands)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Federal Home Loan Bank advances	$2,675	$7,050	$15,500	$6,500	$31,725
Junior subordinated debt	—	—	—	12,372	12,372
Time Deposits	249,969	39,907	997	—	290,873
Operating leases	914	1,606	1,007	805	4,332

Total	$253,558	$48,563	$17,504	$19,677	$339,302

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

As of September 30, 2009, the Company had cash, cash equivalents, and available-for-sale securities totaling $105,148,000. During the first nine months of 2009, the Company experienced strong retail deposit growth and has been able to attract substantial amounts of internet deposits from financial institutions across the country, at competitive rates, in a variety of maturities.

In addition to on-balance sheet liquidity, at September 30, 2009 the Company had the ability to borrow from the Federal Reserve bank discount window for up to $6,200,000. This line of credit has since been reduced to $2,900,000. The Bank also had a total borrowing capacity with the Federal Home Loan Bank of Seattle of approximately $65,000,000. At September 30, 2009, borrowings with the FHLB totaled $31,725,000.

The consolidated statement of cash flows contained in this report provides information on the sources and uses of cash for the respective year-to-date periods ended September 30, 2009 and 2008. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information about market risk from that provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The analysis of the potential impact of rate on net interest income is indicated in the tables below.

Net interest income analysis as of September 30, 2009:

In thousands; rate changes in basis points (bp) = 1/100 of 1%.

IMMEDIATE RATE CHANGE	ANNUALIZED DOLLAR CHANGE IN NET INTEREST INCOME	PERCENT CHANGE
+200bp	(2,464)	(21.43)
+100bp	(1,324)	(11.52)
+ 50bp	(611)	(5.32)
- 50bp	640	5.57
-100bp	524	4.56
-200bp	(44)	(0.39)

The table above indicates, for example, that the estimated effect of an immediate 100 basis point increase in interest rates would decrease the Company’s net interest income by an estimated 11.52 percent or approximately $1,324,000. An immediate 100 basis point decrease in rates indicates a potential increase in net interest income by 4.56 percent or approximately $524,000.

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

Our independent registered public accounting firm and a third party loan review firm identified several large loan relationships that warranted loan classification downgrades, including some that were identified as impaired. As a result, our fourth quarter provision for loan losses and related allowance for loan losses in 2008 was significantly increased. The significant increase in our provision for loan losses resulted in a net loss for the year, and therefore, a deferred tax valuation allowance was also required.

As a result of these adjustments and corrections, it was determined by our management that our company did not maintain effective internal control over financial reporting for accounting for these significant estimates as our controls and processes in place were not designed and implemented to ensure that entries were recorded in accordance with United States generally accepted accounting principles and that there were departures from United States generally accepted accounting principles. In addition, during 2009 our processes and controls have continued to fail with respect to identification of impaired loans and providing for loan losses based on our discussions with our independent registered public accounting firm.

As discussed below in “Remediation Efforts of Previously Reported Material Weaknesses,” we continue to take steps to enhance our internal controls over financial reporting to remediate these material weaknesses.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon, and as of the date of that evaluation, and because we have not been able to successfully remediate the material weaknesses described above, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

Remediation Efforts of Previously Reported Material Weaknesses

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

Changes in Internal Control Over Financial Reporting

Management is in the process of implementing changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2009 as further described above in “Remediation Efforts of Previously Reported Material Weaknesses,” as such the material weakness continues to exist.

The Company believes that the measures, once implemented, will address the matters identified as material weaknesses, however, efforts to-date have not successfully remediated our material weaknesses as of September 30, 2009, and as such, the material weakness continues to exist. The Company will continue to monitor the effectiveness of its disclosure controls and procedures, including its internal controls and procedures, on an ongoing basis and will take further actions, as appropriate.

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

•	Our capital position has deteriorated and we are now critically undercapitalized.

The Company’s and the Bank’s capital positions have significantly deteriorated and, in the case of the Company, is now negative. The Bank is now considered to be “critically undercapitalized” under the prompt corrective action provision of the FDI Act and related regulations. As a result of being critically undercapitalized, the Bank is subject to numerous prohibitions and restrictions relating to its business activities. These prohibitions and restrictions, which are described in Note 2 above and include restrictions on the type of deposits the Bank may accept and the interest rates it may pay, are likely, among other things, to materially and adversely affect the Bank’s ability to bring in new deposits and to renew existing deposits, which in turn will materially and adversely affect the Bank’s liquidity position. On September 18, 2009, the Bank filed a capital restoration plan with the FDIC, but the FDIC subsequently informed the Bank that the plan was not acceptable. The Bank is required to file a new plan but has not yet done so. The prompt corrective action provisions of the FDI Act generally requires the appropriate federal banking agency (in the case of the Bank, the FDIC) no later than 90 days after a bank becomes critically undercapitalized to place the bank into receivership or conservatorship or to take such other action that the agency determines would better achieve the purpose of the prompt corrective action provisions. Such an action would have a material and adverse effect on the value of our stock and would result in it having little or no value. It is highly doubtful that the Company will be able to raise additional capital in the near future.

•	We are subject to numerous regulatory orders, not all of which we are able to comply with.

Both the Bank and Bancorp are subject to regulatory orders, agreements, understanding, directive or similar actions which place numerous prohibitions and restrictions on the business and activities of the Company. Among other things, complying with these prohibitions and restrictions is likely to materially and adversely affect our liquidity position because they affect the Bank’s ability to obtain and retain deposits. In addition, certain of these regulatory actions require the Bank to raise additional capital or accept a merger offer within specified time periods. It is highly doubtful that the Company will be able to comply with those requirements. The regulatory orders, agreements, understandings, directives and similar actions to which we are subject are described in Note 2 above.

•	Our loan portfolio contains a high percentage of commercial and commercial real estate loans, including construction loans, in relation to our total loans and total assets.

Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. These types of loans also typically are larger than residential real estate loans. Commercial and commercial real estate loans comprised 67 percent of the Company’s total loan portfolio as of September 30, 2009. Further deterioration in the local economy could adversely affect cash flows for both commercial and individual borrowers, thus causing the Company to experience increases in problem assets, delinquencies, and losses on loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans, including construction loans, with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, which could have a material adverse effect on our results of operations and financial condition. An increase in nonperforming loans could result in: a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan chargeoffs, which could have an adverse impact, which may be material, on our results of operations and financial condition.

•

We have a high level of nonperforming assets, which take significant time to resolve, has required us to significantly increase our loan loss provision and are likely to continue to materially adversely affect our results of operations and financial condition.

We experienced a substantial increase in nonperforming assets from December 31, 2008 to September 30, 2009, resulting in increases in our loan loss provision. At December 31, 2008 and September 30, 2009, our nonperforming loans (which includes nonaccrual loans and loans more than 90 days past due) were 5.67 percent and 17.97 percent of the loan portfolio, respectively. At December 31, 2008 and September 30, 2009, our nonperforming assets (which include nonperforming loans and foreclosed real estate) were 6.25 percent and 15.62 percent of total assets, respectively. Nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to an increase in non-performing assets. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience future increases in nonperforming loans.

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

•

The Bank has been heavily dependent on brokered and internet deposits as a funding source, but can no longer accept, renew or roll over brokered deposits and is subject to limitations on internet deposits.

The inability to accept, renew, or roll over brokered deposits and limits on internet deposits may put a severe strain on the Bank’s liquidity. In that regard, because the Bank has fallen below the 10% well-capitalized requirement, we are prohibited under FDIC regulations from renewing, accepting or replacing brokered certificates of deposit without receiving a waiver from the FDIC. At September 30, 2009, the Bank had deposits of approximately $438,756,000, of which 16 percent were comprised of brokered deposits. As of September 30, 2009, the Bank had $68,207,000 in brokered deposits, of which $29,836,000 mature during the remainder of 2009. The maturities of these brokered deposits are as follows: $29,836,000 in the fourth quarter of 2009; $24,017,000 in the first quarter of 2010; $7,501,000 in the second quarter of 2010, and $6,853,000 thereafter. Although the Bank has the ability to apply for a waiver from the FDIC to renew brokered deposits, we have not done so because it is highly unlikely the waiver would be granted. In addition, the PCA Directive prohibits the Bank from accepting, renewing, or rolling over deposits from correspondent depository institutions. Since internet deposits are often from correspondent depository institutions, this limits our access to internet deposits. Because of this uncertainty and its impact on liquidity, there is substantial doubt regarding the Company’s ability to continue as a going concern.

•	Bancorp has entered into agreements with the DFI, FDIC and the FRB that restrict the Bank’s operations and may adversely affect our ability to pay dividends.

The ability of Bancorp to pay regular quarterly dividends to its shareholders depends to a large extent upon the dividends it receives from the Bank. The DFI Directive, the FRB MOU, the FRB Agreement, the FDIC Consent Order, and the PCA Directive prohibit the Bank from paying dividends to Bancorp without the prior approval of the DFI, the FDIC and the FRB. We cannot predict whether these agencies will approve payments of dividends by the Bank to Bancorp, or will object to the payment of future Bancorp dividends, or how long these restrictions will remain in effect. In the current environment, we do not intend to request any approval of dividends paid by Bancorp.

In addition, these agreements restrict the payment of dividends to the holders of the trust preferred securities of Bancorp’s statutory trusts (Trust II and Trust III) as required under the respective agreements. Bancorp has given the requisite notice to the holders of the preferred securities that it must defer any future interest payments until such time as it is in compliance with regulatory requirements. There can be no assurance when or if Bancorp will be in a position to resume these payments, which can be deferred for up to five years. The PCA Directive directs the Bank (i) within 30 days of receipt of the PCA Directive, to sell enough shares or obligations of the Bank so that the Bank will be adequately capitalized and/or to accept an offer to be acquired; (ii) not to accept, renew or rollover any brokered deposits; (iii) to restrict interest rates paid on deposits to a rate not significantly higher than that paid on similar deposits in its market area; (iv) not to permit average assets to grow; (v) not to accept, renew or rollover deposits from correspondent depository institutions; (vi) not to make any capital distributions or dividend payments to Bancorp or any affiliate, or to pay any bonuses to, or increase the compensation of, any director or officer of the Bank without approval from the FDIC, (vii) to comply with affiliate transaction rules; and (viii) not to engage in branching or sell, relocate or dispose of any branch without the FDIC’s approval.

•	Recent regulatory action requires us to submit a capital restoration plan.

As a result of the asset quality deterioration and the significant provisions for loan losses the Company has made in current and prior periods, the Company’s and Bank’s capital levels have been significantly reduced and, in the case of the Company, is now negative. The Bank is now considered to be “critically undercapitalized”, as defined in the Federal Deposit Insurance Act (“FDI Act”) and related regulations. The FDI Act and related regulations require or permit the FDIC to take certain mandatory and discretionary actions when an institution becomes critically undercapitalized. Mandatory requirements of the FDI Act include submission of a capital restoration plan and restrictions on asset growth, acquisitions, new activities, and new branches. Further restrictions apply to the payment of dividends or making any other capital distribution, management fees, or senior executive compensation. Unless otherwise determined, the FDIC must impose restrictions on affiliate transactions and on the interest rates paid on deposits and must require either the recapitalization or sale of the Bank. Other mandatory actions for critically undercapitalized institutions include prohibition of the following without the FDIC’s prior written approval: entering into any material transaction other than in the usual course of business, extending credit for any highly leveraged transaction, amending the institution’s charter or bylaws, making any material change in accounting methods, paying excessive compensation or bonuses, and paying interest on deposits above specified levels. As a result of being critically undercapitalized and also as a result of not submitting an acceptable capital restoration plan, the Bank is also subject to various actions that the FDIC may take, including requiring recapitalization, restriction transactions with affiliates, restricting interest rates paid on deposits, restricting asset growth, improving management, prohibiting deposits from correspondent banks, prohibiting dividends and distributions from Bancorp and requiring divestitures.

Previously, in a letter from the FDIC dated August 6, 2009, the Bank was required to file a written capital restoration plan to the FDIC by September 18, 2009; a capital restoration plan was submitted timely. In a letter dated October 30, 2009, the FDIC informed the Bank that its capital restoration plan was not acceptable. The FDIC cited various reasons for not accepting the plan, including that it was not based on realistic or supporting assumptions for raising additional capital, that the plan’s reliance on reducing asset size lacked support for the assumptions used and that the plan lacked support for income projections. The Company has the opportunity to submit an updated capital plan to the FDIC and intends to submit one in the near future. Additional restrictions will apply if EvergreenBank fails to submit an acceptable capital restoration plan or fails to implement the plan in any material respect.

•	The Company’s independent registered public accounting firm identified material weaknesses in the Company’s internal controls over financial reporting.

During its audit for fiscal year December 31, 2008, the Company’s accountants identified adjustments and corrections during the fourth quarter of 2008 that were identified as material weaknesses in the Company’s internal control over financial reporting. Our independent registered public accounting firm has communicated to us that these material weaknesses continue to exist through September 30, 2009. Management recognizes these material weaknesses identified and continues to implement policies and procedures to identify and evaluate problem credits, troubled debt restructuring and impaired loans at least on a quarterly basis; strengthen internal audit and external loan review to monitor problem credits and impaired loans; expand quarterly calculation for loan losses; and regular reporting of results to the Board. There is no assurance that the implementation of such actions will be successful in the remediation of such material weaknesses.

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

A further tightening of the credit market and the inability to obtain adequate money to fund continued loan growth may negatively affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Bank also relies on alternative funding sources through correspondent banking, internet deposits, and a borrowing line with the Federal Home Loan Bank of Seattle (“FHLB”) to fund loans. Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets. In the event such disruption should occur, our ability to access these sources could be negatively affected, both as to price and availability, which would limit or potentially raise the cost of the funds available to the Bank.

•	We may pursue additional capital in the future, which could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

In the current economic environment, we are actively exploring possible opportunities for raising capital. Any such capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

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

On May 22, 2009, the FDIC imposed a special deposit insurance assessment of 5 basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the special assessment amounted to approximately $246,000. This special assessment was in addition to the regular quarterly risk-based assessment. The FDIC has announced that an additional special assessment of up to 5 basis points is probable.

In September 2009, the FDIC Board of Directors proposed that banks prepay three years of regular assessments to fund the Deposit Insurance Fund. The board also agreed to increase regular assessment rates three basis points across the board beginning Jan. 1, 2011. Under the proposed rule, banks would prepay their estimated regular quarterly assessments for the fourth quarter of 2009 and all of 2010-2012 on Dec. 30, when the regular third-quarter assessment payment is due. On November 12, 2009, the FDIC notified the Bank that it had been exempted from the prepayment requirement due to the potential adverse effects the prepayment might have on the safety and soundness of the Bank.

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

The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government. These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions, such as our banking subsidiary. In addition, our ability to engage in routine funding and other transactions could be adversely affected by the actions and financial condition of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience material changes in the level of deposits as a direct or indirect result of other banks’ difficulties or failure, which could affect the amount of capital we need. Further, agreements with regulatory agencies could be damaging to our reputation. See Note 2 to the consolidated financial statements for further discussion.

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

The capital and credit markets have been experiencing volatility and disruption for more than two years. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuer’s underlying financial strength. If recent levels of market disruption and volatility continue, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

As a Washington corporation, we are subject to various provisions of the Washington Business Corporation Act that impose restrictions on certain takeover offers and business combinations, such as combinations with interested shareholders and share repurchases from certain shareholders. Provisions in our Articles of Incorporation requiring a staggered Board and/or containing fairness provisions could have the effect of hindering, delaying or preventing a takeover bid. These provisions may inhibit takeover bids and could decrease the chance of shareholders realizing a premium over market price for their shares as a result of the takeover bid. In addition, both federal and state banking laws place restrictions on persons or entities that may acquire or make investments in Bancorp or Bank.

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

Dated: December 9, 2009

EVERGREENBANCORP, INC.

/s/ GORDON D. BROWNING
Gordon D. Browning
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)